Form 10KSB
period 1999-02-28
APHRODITE SOFTWARE CORP
filed 2000-06-23
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
February 28, 1999, or

[  ]   Transition report pursuant to section 13 or 15(d)  of  the
Securities Exchange act of 1934 for the transition period from to

                  Commission File No.  33-19034


                 APHRODITE SOFTWARE CORPORATION
   (Name of Small Business Issuer as specified in its charter)


            Nevada                          87-0442890
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

            2751 Golden Eye Drive, Sandy, Utah 84093
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (801) 942-4727

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None


Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues (consisting only of interest income) for its most recent fiscal year: $0.

The   aggregate  market  value  of  voting  stock  held  by  non-
affiliates:   As  of the date this report is filed  there  is  no
public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of February 28, 1999, the Registrant had outstanding 480,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  6

3.   Legal Proceedings                                          6

4.   Submission of Matters to a Vote of Security Holders        6

Part II

5.    Market  for  Common Equity and  Related  Stockholder      6
      Matters

6.    Management's  Discussion and Analysis  of  Financial      7
      Condition and Results of Operations

7.   Financial Statements                                       7

8.   Changes in and Disagreements with Accountants              7
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       7
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                     8

11.  Security Ownership of Certain Beneficial Owners  and       8
     Management

12.  Certain Relationships and Related Transactions             9

13.  Exhibits and Reports on Form 8-K                           9

FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.


                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS
General

For the past ten years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company was originally formed as a Utah corporation in February 1987. It has been an inactive shell corporation for at least the past 10 years. In October 1999, the Company sold 3,000,000 shares of common stock in a private placement to four investors at a price of $0.0067 per share, or a total of $20,000. In November 1999, the stockholders approved a change in domicile of the Company from Utah to Nevada.

The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The  Company  will  not  restrict its search  to  any  particular business,  industry,  or  geographical location,  and  management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.
In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the
Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving
entity.   In  such event, the shareholders of the  Company  would
retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-
free   treatment  of  certain  business  reorganizations  between corporate  entities  where  one corporation  is  merged  with  or
acquires   the  securities  or  assets  of  another  corporation.
Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of
the  surviving  entity.   Consequently, there  is  a  substantial
possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued
and  outstanding  shares  of  the surviving  entity.   Therefore,
regardless  of the form of the business acquisition,  it  may  be
anticipated   that   stockholders  immediately   prior   to   the
transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited
resources   of  the  Company,  the  effects  of  such  government
regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

               ITEM 2.  DESCRIPTION OF PROPERTIES

The  Company  utilizes  office space at 2751  Golden  Eye  Drive,
Sandy, Utah 84093, provided by Kent N. Dixon, an officer and director. The Company does not pay rent for this office space.

                   ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fiscal quarter ended February 28, 1999.


                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's common stock for at least the past ten years. Following the filing of this report, the Company will seek out one or more stock brokerage firms to make a market in the Company's common stock and submit an application for quotation of the Company's common stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or the "Pink Sheets" operated by the National Quotation Bureau. There is no assurance that a trading market in the common stock will be established in the future.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. On December 31, 1999, there were approximately 64 holders of record of the Company's Common Stock.

             ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years Ended February 28, 1999 and 1998

The Company had no revenue during the last two fiscal years. The Company had nominal general and administrative expenses of $123 for the year ended February 28, 1999, and $151 for the year ended February 28, 1998. General and administrative expenses during fiscal years 1999 and 1998 arose from maintaining the Company's corporate existence. The Company realized a net loss of $123 in fiscal year 1999, and $151 in fiscal year 1998. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At February 28, 1999, the Company had working capital deficit of $1,562. In October 1999, the Company sold 3,000,000 shares of common stock to a limited group of private investors for $20,000 in cash. As a result of this subsequent financing, management believes that the Company has sufficient cash to fund its limited operations through February 2001. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

                    ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page
11.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past three years.


                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                       Since

Kent N. Dixon       42   President and Director           1987

Jared Southwick     27   Secretary/Treasurer and Director 1999

Jason Williams      27   Director                         1999

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify.
Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Kent N. Dixon has, for the past five years, been an owner and executive officer of Crusader Computer, Inc., a private company engaged in the sale of computer products.

Jared Southwick is currently working as a Consultant for Sonos Management and the University of Utah. He was the pharmacy coordinator for the Association for Utah Community Health for three years and worked as a pharmacy technician for Rx America. Jared has an Associates Degree in Science, is completing a bachelors degree in Business Information Systems, and is working towards an MBA.

Jason Williams is currently working as a Network Administrator for the University of Utah and Bonneville Communications. He was the manager for Advantage Networks from January to September 1999, the general manager for Maxwell Asphalt from January 1996 to January 1999, and employed by Ampco Parking Systems.

                ITEM 10.  EXECUTIVE COMPENSATION

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of December 31, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                             Common              Percent of
                             Shares                Class

Principal
Stockholders

Kent N. Dixon (1)           160,000                 4.6%
2751 Golden Eye Drive
Sandy, Utah 84093

Jared Southwick (1)          1,100                  .03%
311 S. State Street,
Suite 440
Salt  Lake City, UT 84111

Jason Williams (1)              0                     0
311 S. State Street, Suite 440
Salt  Lake City, UT 84111

Kevin K. Dixon (1)              0                     0
2751 Golden Eye Drive
Sandy, Utah 84093

Julie S. Dixon              160,000                 4.6%
2751 Golden Eye Drive
Sandy, Utah 84093

Pam Jowett                  750,000                21.6%
2508 S. 1300 East
Salt Lake City, UT 84106

Lynn Dixon                  750,000                21.6%
311 S. State Street,
Suite 440
Salt Lake City, UT 84111

Cherry Hill, Inc.           750,000                21.6%
295 Greenwich Street,
Suite 131
New York, NY 10007

Melissa Epperson            750,000                21.6%
34 North Fox Hill Road
North Lake City, UT 84054

All officers and directors  321,100                 9.2%
 as A group (5 persons)

  (1) These persons are all of the officers and directors of  the
Company.   Kent N. Dixon is married to Julie S. Dixon,  who  owns
160,000 shares. Accordingly, Mr. Dixon may be deemed to have shared voting and investment control of such shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None
          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Copies  of  the following documents are included as  exhibits  to
this  report  pursuant  to  Item 601  of  Regulation  S-B.    The
exhibits appear at the end of this report beginning with the Index to Exhibits on page 18.
Exhibits.

Exhibit   SEC Ref.     Title of Document                    Location*
  No.       No.

  1       (3)(i)       Articles of Incorporation                12

  2       (3)(ii)      By-Laws                                  15

  3       (10)         Articles of Merger                       23

  4       (27)         Financial Data Schedules                 25

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1998.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APHRODITE SOFTWARE CORPORATION



Date: June 20, 2000                By: /s/ Kent  N. Dixon, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 20, 2000                  /s/ Kent N. Dixon, Director


Dated: June 20, 2000                  /s/ Jared Southwick, Director


Dated: June 19, 2000                  /s/ Jason Williams, Director

               APHRODITE SOFTWARE CORPORATION
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

                      February 28, 1999



                       C O N T E N T S


Independent Auditors' Report                               3

Balance Sheet                                              4

Statements of Operations                                   5

Statements of Stockholders' Equity (Deficit)               6

Statements of Cash Flows                                   7

Notes to the Financial Statements                          8

                INDEPENDENT AUDITORS' REPORT


Board of Directors
Aphrodite Software Corporation
(A Development Stage Company)
Sandy, Utah


We have audited the accompanying balance sheet of Aphrodite Software Corporation (a development stage company) as of February 28, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphrodite Software Corporation as of February 28, 1999 and the results of its operations and its cash flows for the years ended February 28, 1999 and 1998 in conformity with generally accepted accounting principles.

The accounting financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements to not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
November 23, 1999

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                                                           February 28,
                                                               1999

CURRENT ASSETS

 Cash                                                      $    -

  Total Current Assets                                          -

  TOTAL ASSETS                                             $    -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                          $  1,562

  Total Current Liabilities                                   1,562

  Total Liabilities                                           1,562

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $-0- par value, 50,000,000 shares
  authorized; 480,000 shares issued and outstanding          12,000
 Additional paid-in capital                                       -
 Deficit accumulated during the development
  stage                                                     (13,562)

  Total Stockholders' Equity (Deficit)                       (1,562)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                       $      -


 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Operations

                                                                  From
                                                              Inception on
                                                              February 20,
                                      For the Years Ended     1987 Through
                                         February 28,         February 28,
                                     1999          1998           1999
                                                               (Unaudited)

REVENUES                         $      -       $     -         $    -

EXPENSES

 General and administrative           123           151         13,562

  Total Expenses                      123           151         13,562

LOSS FROM OPERATIONS                 (123)         (151)       (13,562)

NET LOSS                         $   (123)      $  (151)      $(13,562)

BASIC LOSS PER SHARE             $  (0.00)      $ (0.00)

 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)
  From Inception on February 20, 1987 through February 28, 1999


                                                                    Deficit
                                                                  Accumulated
                                                                  During the
                                             Common Stock         Development
                                          Shares       Amount        Stage

Balance at inception on February 20, 1987     -       $   -        $     -

Common stock issued for cash at
 $0.025 per share                       480,000      12,000              -

Net loss from inception on February 20,
 1987 through February 28, 1997               -           -        (13,288)

Balance, February 28, 1997              480,000      12,000        (13,288)

Net loss for the year ended
 February 28, 1998                            -           -           (151)

Balance, February 28, 1998              480,000      12,000        (13,439)

Net loss for the year ended
 February 28, 1999                            -           -           (123)

Balance, February 28, 1999              480,000   $  12,000      $ (13,562)


 The accompanying notes are an integral part of these financial statements.

              APHRODITE SOFTWARE CORPORATION
               (A Development Stage Company)
                 Statements of Cash Flows

                                                                     Deficit
                                                                   Accumulated
                                                                   During the
                                                  Common Stock     Development
                                              Shares       Amount     Stage
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                                    $  (123)   $  (151)   $  (13,562)
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable        123        151         1,562

   Net Cash Used by Operating Activities           -          -       (12,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                        -          -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from issuance of common stock            -          -        12,000

   Net Cash Provided by Financing
    Activities                                     -          -        12,000

INCREASE (DECREASE) IN CASH                        -          -             -

CASH AT BEGINNING OF PERIOD                        -          -             -

CASH AT END OF PERIOD                         $    -      $   -       $     -


SUPPLEMENTAL CASH FLOW
 INFORMATION:

Cash paid for:

 Taxes                                       $     -      $   -       $     -
 Interest                                    $     -      $   -       $     -

   The accompanying notes are an integral part of these
                   financial statements.

              APHRODITE SOFTWARE CORPORATION
               (A Development Stage Company)
             Notes to the Financial Statements
                     February 28, 1999

NOTE 1  - SUMMARY  OF   SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       Aphrodite  Software Corporation  (the  Company)  was
       organized  February 20, 1987 under the laws  of  the
       State  of  Utah  for the purpose of  developing  and
       marketing  computer  software  and  all  manner   of
       computer   related  products  and   services.    The
       Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial
       Accounting Standards No. 7.

       b.  Provision for Taxes

       At  February 28, 1999, the Company had net operating
       loss  carryforwards  of approximately  $13,000  that
       may  be offset against future taxable income through
       2014.   No  tax  benefit has been  reported  in  the
       financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       c.  Accounting Method

       The  financial  statements are  prepared  using  the
       accrual  method  of  accounting.   The  Company  has
       elected a February 28 year end.

       d.  Estimates

       The   preparation   of   financial   statements   in
       conformity   with   generally  accepted   accounting
       principles  requires management  to  make  estimates
       and assumptions that affect the reported amounts  of
       assets  and liabilities and disclosure of contingent
       assets  and liabilities at the date of the financial
       statements and the reported amounts of revenues  and
       expenses   during  the  reporting  period.    Actual
       results could differ from those estimates.

       e.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f.  Basic Loss Per Share

       Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

       g.  Revenue Recognition Policy

       The  Company  currently has no source  of  revenues.
       Revenue recognition policies will be determined when principal operations begin.

              APHRODITE SOFTWARE CORPORATION
               (A Development Stage Company)
             Notes to the Financial Statements
                     February 28, 1999

NOTE 2 -  GOING CONCERN

       The  Company's  financial  statements  are  prepared
       using   generally  accepted  accounting   principles
       applicable  to  a  going concern which  contemplates
       the   realization  of  assets  and  liquidation   of
       liabilities  in the normal course of business.   The
       Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company, in the interim it has committed to meeting the Company's minimal operating expenses.

NOTE 3 - SUBSEQUENT EVENT

       On  October  2,  1999, the Company issued  3,000,000
       shares   of   common   stock   for   $20,000    cash
       consideration.