Form 10QSB
period 1999-05-31
APHRODITE SOFTWARE CORP
filed 2000-06-26
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                  Commission File No. 33-19034

                 APHRODITE SOFTWARE CORPORATION
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0442890
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

           2751 Golden Eye Drive, Sandy, Utah   84093
            (Address of principal executive offices)

                         (801) 942-4727
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [ X]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
480,000 shares of common stock.

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           2

          Financial Statements                            3

          Balance Sheets - May 31, 1999 and               3
          February 28, 1999

          Statements of Operations - Three Months         4
          Ended May 31, 1999 and 1998, and
          From Inception to May 31, 1999

          Statements of Cash Flows - Three Months         5
          Ended May 31, 1999 and 1998, and
          From Inception to May 31, 1999

          Notes     to    Consolidated    Financial       6
          Statements
          Management's Discussion and Analysis of         7
          Financial   Condition  and   Results   of
          Operations
PART II.  Other Information                               8

Signatures                                                8

                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                     May 31,      February 28,
                                                      1999           1999
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                                 $   -         $  -

  TOTAL ASSETS                                        $   -         $  -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                     $  1,562      $  1,562

  Total Liabilities                                      1,562         1,562

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: $-0- par value, 50,000,000 shares
   authorized; 480,000 shares issued and outstanding    12,000        12,000
 Deficit accumulated during the development stage      (13,562)      (13,562)
  Total Stockholders' Equity (Deficit)                  (1,562)       (1,562)
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                  $     -       $     -



The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                  From
                                                              Inception on
                                      For the                 February 20,
                                 Three Months Ended           1987 Through
                                     May 31,                     May 31,
                                1999          1998                 1999

REVENUES                        $     -      $     -           $      -

EXPENSES                              -            -             13,562

NET LOSS                        $     -      $     -           $(13,562)

BASIC LOSS PER SHARE            $  0.00      $  0.00

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          480,000      480,000



The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                      From
                                                                  Inception on
                                             For the              February 20,
                                        Three Months Ended        1987 Through
                                             May 31,                 May 31,
                                         1999          1998           1999

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                                $  -         $  -         $(13,562)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Increase (decrease) in accounts payable   -            -            1,562

   Net Cash Used by Operating
            Activities                      -            -          (12,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                -            -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common stock for cash          -            -           12,000

  Net Cash Provided by Financing
   Activities                               -            -           12,000

NET INCREASE (DECREASE)
 IN CASH                                    -            -                -

CASH AT BEGINNING OF PERIOD                 -            -                -

CASH AT END OF PERIOD                   $   -        $   -           $    -

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

Cash paid for:

 Interest                       $   -        $   -        $   -
 Income taxes                   $   -        $   -        $   -



The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
               Notes to the Financial Statements
               May 31, 1999 and February 28, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1999 audited financial statements. The results of operations for periods ended May 31, 1999 an 1998 are not necessarily indicative of the operating results for the full years.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended May 31, 1999 and 1998.

The Company had no revenues or expenses from continuing operations for the three-month periods ended May 31, 1999 and 1998. As a result of the foregoing factors, the Company did not realize any gains or losses for the three months ended May 31, 1999 and 1998. The Company continues to operate at a net loss of $13,562 from inception on February 20, 1987 through May 31, 1999.

Liquidity and Capital Resources

At May 31, 1999, the Company had working capital deficit of $1,562. In October 1999, the Company sold 3,000,000 shares of common stock to a limited group of private investors for $20,000 in cash. As a result of this subsequent financing, management believes that the Company has sufficient cash to fund its limited operations through February 2001. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to
(i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended May 31, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APHRODITE SOFTWARE CORPORATION



Date: June 20, 2000           By: /s/ Kent N. Dixon, President