Form 10QSB
period 1999-11-30
APHRODITE SOFTWARE CORP
filed 2000-06-26
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,480,000 shares of common stock.

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           2

          Financial Statements                            3

          Balance Sheets - November 30, 1999 and          3
          February 28, 1999

          Statements  of Operations - Three  Months       4
          and Nine Months Ended November 30, 1999 and
          1998, and From Inception to November 30, 1999

          Statements  of Cash Flows - Three  Months       5
          and Nine Months Ended November 30, 1999 and
          1998, and From Inception to November 30, 1999

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

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                 November 30,     February 28,
                                                    1999              1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                             $  14,817        $    -

  TOTAL ASSETS                                    $  14,817        $    -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $   1,284        $ 1,562

  Total Liabilities                                   1,284          1,562

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; $-0- par value, 50,000,000 shares
  authorized; 3,480,000 shares issued and 480,000
   shares issued and outstanding, respectively       32,000         12,000
 Deficit accumulated during the development stage   (18,467)       (13,562)

  Total Stockholders' Equity (Deficit)               13,533         (1,562)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                             $   14,817        $    -


The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                                      From
                                                                  Inception on
                                For the            For the        February 20,
                          Three Months Ended   Nine Months Ended  1987 Through
                             November 30,        November 30,     November 30,
                          1999         1998    1999        1998       1999

REVENUES              $      -      $    -   $     -     $    -     $     -

EXPENSES                 4,380           -     4,905          -      18,467

NET LOSS              $ (4,380)     $    -   $(4,905)    $    -    $(18,467)

BASIC LOSS PER SHARE  $  (0.00)     $ 0.00   $ (0.00)    $ 0.00

BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         1,125,985     480,000  1,125,985   480,000


The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                         From
                                                                    Inception on
                                          For the       For the     February 20,
                                        Three Months   Nine Months  1987 Through
                                           Ended          Ended     November 30,
                                        November 30,   November 30,
                                     1999      1998   1999      1998     1999

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                         $ (4,380)  $   -   $ (4,905)  $   -  $(18,467)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Increase (decrease) in accounts
   payable                            (803)      -       (278)      -     1,284

   Net Cash Used by Operating
    Activities                      (5,183)      -     (5,183)      -   (17,183)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                             -       -          -       -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common stock for
   cash                             20,000       -     20,000       -    32,000

  Net Cash Provided by Financing
         Activities                 20,000       -     20,000       -    32,000

NET INCREASE (DECREASE)
 IN CASH                            14,817       -     14,817       -    14,817

CASH AT BEGINNING OF PERIOD              -       -          -       -         -

CASH AT END OF PERIOD           $   14,817       -   $ 14,817       -  $ 14,817

Cash paid for:

 Interest                       $     -     $    -   $    -     $   -  $    -
 Income taxes                   $     -     $    -   $    -     $   -  $    -


 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
               Notes to the Financial Statements
            November 30, 1999 and February 28, 1999


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1999 audited financial statements. The results of operations for periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - STOCK TRANSACTIONS

       On October 2, 1999, the Company issued 3,000,000 shares of common stock for $20,000 cash consideration.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three-Month  and Nine Month Periods Ended November 30,  1999  and
1998.

The Company had no revenue from continuing operations for the three-month and nine-month periods ended November 30,1999 and 1998.

General and administrative expenses of $4,380 for the three-month period ended November 30, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. General and administrative expenses for the nine-month period ended December 30, 1999, were $4,905. The Company had no such expenses for the same periods in 1998.

As a result of the foregoing factors, the Company realized a net loss of $4,905 for the nine-month period ended November 30, 1999 and $0 for the comparable period in 1998.

Liquidity and Capital Resources

At November 30, 1999, the Company had working capital of $13,533. In October 1999, the Company sold 3,000,000 shares of common stock to a limited group of private investors for $20,000 in cash. As a result of this financing, management believes that the Company has sufficient cash to fund its limited operations through February 2001. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                            PART II.
                        Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      At a special meeting of stockholders held on November 3, 1999, the stockholders approved the following items:

     (1) The election of Kent N. Dixon, Julie S. Dixon, and Kevin K. Dixon as directors of the Company; and

     (2)  A change in domicile of the Company from Utah to Nevada
through  a  merger  of  the  Company  with  and  into  a   Nevada
corporation formed for that purpose.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended November 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APHRODITE SOFTWARE CORPORATION



Date: June 20, 2000           By:   /s/ Kent N. Dixon, President