Form 10KSB
period 2000-02-29
APHRODITE SOFTWARE CORP
filed 2000-07-12
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
February 29, 2000, or

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

As of February 29, 2000, the Registrant had outstanding 3,480,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  7

3.   Legal Proceedings                                          7

4.   Submission of Matters to a Vote of Security Holders        7

Part II

5.    Market  for  Common Equity and  Related  Stockholder      7
      Matters

6.    Management's  Discussion and Analysis  of  Financial      7
      Condition and Results of Operations

7.    Financial Statements                                      8

8.    Changes in and Disagreements with Accountants             8
      on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       8
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                     9

11.   Security Ownership of Certain Beneficial Owners  and      9
      Management

12.  Certain Relationships and Related Transactions            10

13.  Exhibits and Reports on Form 8-K                          11

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

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fiscal quarter ended February 28, 2000.

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

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. On February 28, 2000, there were approximately 64 holders of record of the Company's Common Stock.

             ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years Ended February 28, 2000 and 1999

The Company had no revenue during the last two fiscal years. The Company had general and administrative expenses of $6,520 for the year ended February 29, 2000, and $123 for the year ended February 28, 1999. General and administrative expenses during fiscal years 2000 and 1999 arose from bringing the Company in its reporting obligations under the Securities Exchange Act of 1934 and maintaining the Company's corporate existence. The Company realized a net loss of $6,250 in fiscal year 2000, and $123 in fiscal year 1999. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At February 29, 2000, the Company had working capital of $11,918. In November 1999, the Company sold 3,000,000 shares of common stock to a limited group of private investors for $20,000 in cash. As a result of this financing, management believes that the Company has sufficient cash to fund its limited operations through February 2001. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

                    ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page
13.

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

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of June 30, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                 Common              Percent of
                                 Shares                Class

Principal
Stockholders

Kent N. Dixon (1)               160,000                 4.6%
2751 Golden Eye Drive
Sandy, Utah 84093

Jared Southwick (1)              1,100                  .03%
311 S. State Street,Suite 440
Salt  Lake City, UT 84111

Jason Williams (1)                  0                     0
311 S. State Street, Suite 440
Salt  Lake City, UT 84111

Pam Jowett                      750,000                21.6%
2508 S. 1300 East
Salt  Lake City, UT 84106

Lynn Dixon                      750,000                21.6%
311 S. State Street, Suite 440
Salt  Lake City, UT 84111

Cherry Hill, Inc.               750,000                21.6%
295 Greenwich Street,
Suite 131
New York, NY 10007

Melissa Epperson                750,000                21.6%
34 North Fox Hill Road
North Lake City, UT 84054

All officers and                321,100                 9.2%
directors as
A group (3 persons)

  (1) These persons are all of the officers and directors of the Company. The 160,000 shares listed for Kent N. Dixon are shares held of record by his spouse.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit  SEC Ref.   Title of Document
  No.      No.

   1      (3)(i)    Articles of Incorporation*

   2     (3)(ii)    By-Laws*

   3       (10)     Articles of Merger*

   4       (27)     Financial Data Schedules**

* These exhibits are incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended
February 28, 1999, filed with the Securities and Exchange
Commission on June 23, 2000.

**    The  Financial  Data  Schedule is  presented  only  in  the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last fiscal quarter of the year ended February 29, 2000.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APHRODITE SOFTWARE CORPORATION


Date: July 11, 2000                /s/ Kent N.  Dixon, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: July 11, 2000             /s/ Kent N. Dixon, Director


Dated: July 11, 2000             /s/ Jared Southwick, Director


Dated: July 11, 2000             /s/ Jason Williams, Director

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

                        February 29, 2000


                         C O N T E N T S


Independent Auditors' Report                              14

Balance Sheet                                             15

Statements of Operations                                  16

Statements of Stockholders' Equity (Deficit)              17

Statements of Cash Flows                                  18

Notes to the Financial Statements                         19

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Aphrodite Software Corporation
(A Development Stage Company)
Sandy, Utah


We have audited the accompanying balance sheet of Aphrodite Software Corporation (a development stage company) as of February 29, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphrodite Software Corporation (a development stage company) as of February 29, 2000 and the results of its operations and its cash flows for the years ended February 29, 2000 and February 28, 1999 in conformity with generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
June 7, 2000

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                          Balance Sheet


                                                     February 29,
                                                        2000

CURRENT ASSETS

 Cash                                               $   12,721

  Total Current Assets                                  12,721

  TOTAL ASSETS                                      $   12,721


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $      803

  Total Current Liabilities                                803

  Total Liabilities                                        803

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value, 5,000,000
  shares authorized: -0- shares issued and outstanding       -
 Common stock, $0.001 par value, 50,000,000 shares
   authorized; 3,480,000 shares issued and outstanding   3,480
 Additional paid-in capital                             28,520
 Deficit accumulated during the development
  stage                                                (20,082)

  Total Stockholders' Equity                            11,918

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   12,721


 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Operations

                                                                   From
                                                                Inception on
                                                                February 20,
                                       For the Year Ended       1987 Through
                                   February 29,   February 28,  February 29,
                                     2000            1999           2000
                                                                (Unaudited)

REVENUES                         $       -       $      -       $       -

EXPENSES

 General and administrative           6,520           123          20,082

  Total Expenses                      6,520           123          20,082

LOSS FROM OPERATIONS                 (6,520)         (123)        (20,082)

NET LOSS                         $   (6,520)     $   (123)       $(20,082)

BASIC LOSS PER SHARE             $    (0.00)     $  (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              $1,709,508      $480,000


 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
               Statements of Stockholders' Equity
  From Inception on February 20, 1987 through February 29, 2000


                                                                      Deficit
                                                                    Accumulated
                                                       Additional   During the
                                    Common Stock        Paid in     Development
                                  Shares      Amount    Capital        Stage

Balance at inception on February
 20, 1987                        $    -     $    -     $     -       $    -

Common stock issued for cash at
 $0.025 per share                 480,000       480      11,520           -

Net loss from inception on February
 20, 1987 through February 28,
 1997                                 -          -           -        (13,288)

Balance, February 28, 1997        480,000       480      11,520       (13,288)

Net loss for the year ended
 February 28, 1998                    -          -           -           (151)

Balance, February 28, 1998        480,000       480      11,520       (13,439)

Net loss for the year ended
 February 28, 1999                    -          -           -           (123)

Balance, February 28, 1999        480,000       480      11,520       (13,562)

Common stock issued for cash at
 $0.0067 per share              3,000,000     3,000      17,000             -

Net loss for the year ended
 February 29, 2000                    -          -           -         (6,520)

Balance, February 29, 2000      3,480,000   $ 3,480   $  28,520      $(20,082)


 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                                      From
                                                                  Inception on
                                                                  February 20,
                                     For the Years Ended         1987 Through
                                February  29,     February 28,    February 29,
                                   2000              1999             2000
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                      $   (6,520)         $   (123)      $  (20,082)
 Changes in operating assets
 and liabilities:
  Increase (decrease) in accounts
   payable                           (759)              123              803

 Net Cash Used by Operating
   Activities                      (7,279)                -          (19,279)

CASH FLOWS FROM INVESTING
 ACTIVITIES                             -                 -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from issuance of common
  stock                            20,000                 -           32,000

 Net Cash Provided by Financing
  Activities                       20,000                 -           32,000

INCREASE IN CASH                   12,721                 -           12,721

CASH AT BEGINNING OF PERIOD             -                 -                -

CASH AT END OF PERIOD           $  12,721           $     -       $   12,721


SUPPLEMENTAL CASH FLOW
 INFORMATION:

Cash paid for:

 Taxes                        $    1,553   $        -  $        -
 Interest                     $        -   $        -  $        -



 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        February 29, 2000

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

       On October 2, 1999, the Company amended their articles of incorporation by changing the par value of the Company's common stock from zero par value to $0.001. The Company also authorized a preferred class of stock in the amount of 5,000,000 shares having a par value of $0.001.

       b.  Provision for Taxes

       At February 29, 2000, the Company had net operating loss carryforwards of approximately $20,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       c.  Accounting Method

       The financial statements are prepared using the accrual method of accounting. The Company has elected a February year end.

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

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        February 28, 1999


NOTE  1  -  SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES (Continued)

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