Form 10QSB
period 2000-05-31
APHRODITE SOFTWARE CORP
filed 2000-07-14
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

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

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           2

          Financial Statements                            3

          Balance Sheets - May 31, 2000 and
          February 28, 2000                               3

          Statements of Operations - Three Months
          Ended May 31, 2000 and 1999, and
          From Inception to May 31, 2000                  4

          Statements of Cash Flows - Three Months
          Ended May 31, 2000 and 1999, and
          From Inception to May 31, 2000                  5

          Notes     to    Consolidated    Financial
          Statements                                      6

          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of
          Operations                                      8

PART II.  Other Information                               9

Signatures                                                9

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                              May 31,   February 29,
                                               2000         2000
                                           (Unaudited)
CURRENT ASSETS

 Cash                                      $   11,776   $   12,721

  Total Current Assets                     $   11,776   $   12,721

  TOTAL ASSETS                             $   11,776   $   12,721


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                          $      608   $      803

  Total Liabilities                               608          803

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value,
   5,000,000 shares authorized: -0- shares
   issued and outstanding
 Common stock: $0.001 par value, 50,000,000
   shares authorized; 3,480,000 shares
   issued and outstanding                       3,480        3,480
 Additional paid-in capital                    28,520       28,520
 Deficit accumulated during the development
   stage                                      (20,832)     (20,082)
  Total Stockholders' Equity                   11,168       11,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  11,776    $  12,721


The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                  From
                                                               Inception on
                                             For the           February 20,
                                        Three Months Ended     1987 Through
                                             May 31,             May 31,
                                         2000        1999         2000

REVENUES                             $      -      $      -      $       -

EXPENSES                                  750             -         20,832

NET LOSS                             $   (750)     $      -      $ (20,832)

BASIC LOSS PER SHARE                 $  (0.00)     $   0.00

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              3,480,000       480,000


The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                    From
                                                                 Inception on
                                               For the           February 20,
                                         Three Months Ended      1987 Through
                                               May 31,              May 31,
                                          2000        1999           2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                              $   (750)    $    -        $ (20,832)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Increase (decrease) in accounts payable  (195)         -              608

   Net Cash Used by Operating
    Activities                             (945)         -          (20,224)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                  -          -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common stock for cash            -          -           32,000

  Net Cash Provided by Financing
    Activities                                -          -           32,000

NET INCREASE (DECREASE)
  IN CASH                                  (945)         -           11,776

CASH AT BEGINNING OF PERIOD              12,721          -                -

CASH AT END OF PERIOD                $   11,776    $     -         $ 11,776

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

Cash paid for:

 Interest                            $        -    $     -         $      -
 Income taxes                        $        -    $     -         $      -


The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
               Notes to the Financial Statements
               May 31, 2000 and February 29, 2000

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

       b.  Provision for Taxes

       At May 31, 2000, the Company had net operating loss carryforwards of approximately $20,800 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               May 31, 2000 and February 29, 2000


NOTE  1 - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES (Continued)

       g.  Revenue Recognition Policy

       The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended May 31, 2000 and 1999.

The Company had no revenues from continuing operations for the three-month periods ended May 31, 2000 and 1999. Expenses were $750 for the three months ended May 31, 2000 and $0 for the same period in 1999. As a result of the foregoing factors, the Company realized a net loss of $750 for the quarter ended May 31, 2000, and did not realize any gains or loss for the three months ended May 31, 1999. The Company continues to operate at a net loss of $20,832 from inception on February 20, 1987 through May 31, 2000.

Liquidity and Capital Resources

At May 31, 2000, the Company had working capital of $11,168. In October 1999, the Company sold 3,000,000 shares of common stock to a limited group of private investors for $20,000 in cash. As a result of this financing, management believes that the Company has sufficient cash to fund its limited operations through February 2001. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended May 31, 2000 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  APHRODITE SOFTWARE CORPORATION


Date:  July  13, 2000             By: /s/ Jared  C.  Southwick,
                                  Secretary and Treasurer