Form 10QSB
period 2000-08-31
APHRODITE SOFTWARE CORP
filed 2000-10-16
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2000

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

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                         Page
PART I.     Financial Information                           2

            Financial Statements                            3

            Balance Sheets - August 31, 2000 and            3
            February 29, 2000

            Statements  of Operations - Three  Months       4
            and Six Months
            Ended August 31, 2000 and 1999, and
            From Inception to August 31, 2000

            Statements  of Cash Flows - Three  Months       5
            and Six Months
            Ended August 31, 2000 and 1999, and
            From Inception to August 31, 2000

            Notes to Condensed Financial Statements         6

            Management's Discussion and Analysis of         9
            Financial   Condition  and   Results   of
            Operations
PART II.    Other Information                              10

Signatres                                                  10


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

                   APHRODITE SOFTWARE CORPORATION
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS

                             [Unaudited]



                               ASSETS


                                          August 31,  February 29,
                                             2000         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $ 11,461    $   12,721
                                         ___________  ___________
        Total Current Assets                 11,461        12,721
                                         ___________  ___________
                                           $ 11,461    $   12,721
                                        __________________________


                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $  2,247    $      803
                                         ___________  ___________
        Total Current Liabilities             2,247           803
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,480,000 shares issued and
   outstanding                                3,480         3,480
  Capital in excess of par value             28,520        28,520
  Deficit accumulated during the
    development stage                       (22,786)      (20,082)
                                         ___________  ___________
        Total Stockholders' Equity            9,214        11,918
                                         ___________  ___________
                                           $ 11,461    $   12,721
                                        __________________________



Note: The balance sheet at February 29, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                   APHRODITE SOFTWARE CORPORATION
                    [A Development Stage Company]


                 CONDENSED STATEMENTS OF OPERATIONS

                             [Unaudited]



                                 For the Three      For the Six   From Inception
                                 Months Ended      Months Ended  on February 20,
                                   August 31,        August 31,    1987 Through
                                 ___________________________________ August 31,
                                  2000   1999       2000    1999       2000
                                 ______ _______    _______  ______   ________
REVENUE:                        $     -  $    -   $      -  $    -  $       -
                                 ______ _______    _______  ______   ________

EXPENSES:
General and Administrative        1,954     525      2,704     525     22,786
                                  ______  _______  _______  ______    ______
LOSS BEFORE INCOME
  TAXES                          (1,954)   (525)    (2,704)   (525)   (22,786)

CURRENT TAX EXPENSE                   -       -          -       -          -

DEFERRED TAX EXPENSE                  -       -          -       -          -
                                 ______ _______    _______  ______     ______

NET LOSS                        $(1,954) $ (525)  $ (2,704) $ (525)   (22,786)
                                 ______    _____    _______   _____    _______

LOSS PER COMMON SHARE           $  (.00) $ (.00)  $ (.00)   $ (.00)  $ (.03)
                                  ______  ______   _______    ______   _______


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                   APHRODITE SOFTWARE CORPORATION
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS

                             [Unaudited]


                                              For the Six      From Inception
                                              Months Ended     on February 20,
                                               August 31,       1987 Through
                                           __________________   August 31,
                                              2000     1999        2000
                                            _______   ______      _______

Cash Flows From Operating
  Activities:
 Net loss                                 $  (2,704)  $  (525)     $ (22,786)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (Decrease) in accounts payable   1,444       525          2,247
                                            _______    ______        _______
  Net Cash (Used) by Operating Activities    (1,260)        -        (20,539)
                                            _______    ______        _______
Cash Flows From Investing Activities              -         -              -
                                            _______    ______        _______
 Net Cash Provided by Investing Activities        -         -              -
                                            _______    ______        _______
Cash Flows From Financing Activities:

Proceeds from issuance of common stock            -         -         32,000
                                            _______    ______        _______
  Net Cash Provided by Financing Activities       -         -         32,000
                                            _______    ______        _______
Net Increase (Decrease) in Cash              (1,260)        -         11,461

Cash at Beginning of Period                  12,721         -              -
                                            _______    ______        _______
Cash at End of Period                       $11,461   $     -    $    11,461

                                            _______    ______        _______
Supplemental Disclosures of Cash Flow Information:


 Cash paid during the period for:
   Interest                                 $     -   $     -     $       -
   Income taxes                             $     -   $     -     $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended August 31, 2000:
     None

  For the six months ended August 31, 1999:
     None


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                   APHRODITE SOFTWARE CORPORATION
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Aphrodite Software Corporation (the Company) was organized under the laws of the state of Utah on February 20, 1987 for the purpose of developing and marketing computer software and all manner of computer related products and services. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  In   November  1999,  the  Company  merged  with  Aphrodite  Software
  Corporation (a Nevada Corporation) in order to effect a change of domicile.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's February 29, 2000 audited financial statements. The results of operations for the periods ended August 31, 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                   APHRODITE SOFTWARE CORPORATION
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards, (SFAS) No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises  or  holds contributions for others, " and SFAS No.  137,  "
  Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)," were recently issued. SFAS No. 135, 136, and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  In November 1999, the Company amended their Articles of Incorporation which called for a change in par value from no par value to $.001 par value. The change also granted the board of directors the rights to prescribe and authorize the issuance of additional classes and series of stock with distinguishing designations. The aggregate number of shares of stock, in addition to common stock, the Corporation shall have authority to issue is 5,000,000 shares with a par value of $.001 per share.

  Common Stock - During the November 1999, the Company issued 3,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $20,000 (or $.0067 per share).

  During February 1987, in connection with its organization, the Company issued 480,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $12,000 (or $.025 per share).

NOTE 3 - INCOME TAXES

  Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At August 31, 2000, the Company has available unused operating loss carryforwards of approximately $22,700, which may be applied against future taxable income and which expire in 2019 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,700 and $6,800 as of August 31, 2000 and February 29, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $900 for the six months ended August 31, 2000.

                   APHRODITE SOFTWARE CORPORATION
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the three and six months ended August 31, 2000, the Company did not pay any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her office as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                  For the Three   For the Six    From Inception
                                   Months Ended   Months Ended   on February 20,
                                     August 31,     August 31,    1987 Through
                                 ________________________________  August 31,
                                  2000     1999    2000    1999        2000
                                 ________________________________     _______
Loss from continuing operation
available to common shareholders
(numerator)                     $ (1,954) $(525) $(2,704) $(525)     $(22,786)
                                 ________________________________      ______
Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                  3,480,000 480,000 3,480,000 480,000    665,630
                                 ________________________________      ______

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three-Month and Six Month Periods Ended August 31, 2000 and 1999.

The Company had no revenues from continuing operations for the three-month and six-month periods ended August 31, 2000 and 1999. Expenses were $1,954 and $2,704 for the respective three-month and six-month periods ended August 31, 2000, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. The Company had expenses of $525 for the same periods in 1999.

As a result of the foregoing factors, the Company realized a net loss of $1,954 and $2,704 for the three-month and six-month periods ended August 31, 2000, as compared to the $525 in net losses for the same periods in 1999. The Company continues to operate at a net loss of $22,786 from inception on February 20, 1987 through August 31, 2000.

Liquidity and Capital Resources

At August 31, 2000, the Company had a working capital of $9,214. In October 1999, the Company sold 3,000,000 shares of common stock to a limited group of private investors for $20,000 in cash. As a result of this subsequent financing, management believes that the Company has sufficient cash to fund its limited operations through February 2001. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to
(i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the six-month period ended August 31, 2000 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APHRODITE SOFTWARE CORPORATION



Date:  October 16, 2000       By:/s/ Jared  C. Southwick,
                                     Secretary and Treasurer