Form 10QSB
period 2000-11-30
APHRODITE SOFTWARE CORP
filed 2001-01-16
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At
January 10, 2001, there were 3,480,000 shares of common stock outstanding.

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                             Page
PART I.   Item 1.  Financial Information                       2

          Financial Statements                                 3

          Balance Sheets - November 30, 2000 and               3
          February 29, 2000

          Statements  of Operations - Three  Months            4
          and Nine Months
          Ended November 30, 2000 and 1999, and
          From Inception to November 30, 2000

          Statements  of Cash Flows - Three  Months            5
          and Nine Months
          Ended November 30, 2000 and 1999, and
          From Inception to November 30, 2000

          Notes to Consolidated Financial Statements           6

          Item 2. Management's Discussion and Analysis or      9
          Plan of Operation

PART II.  Other Information                                    9

Signatures                                                    10

                             PART I.
                  Item 1. Financial Information

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS
                           [Unaudited]


                             ASSETS

                                         November 30,   February 29,
                                             2000           2000
                                         ___________    ___________
CURRENT ASSETS:
  Cash in bank                             $  8,359      $   12,721
                                         ___________    ___________
        Total Current Assets                  8,359          12,721
                                         ___________    ___________
                                           $  8,359      $   12,721
                                         __________________________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    650      $      803
                                         ___________    ___________
        Total Current Liabilities               650             803
                                         ___________    ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding               -               -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,480,000 shares issued and
   outstanding                                3,480           3,480
  Capital in excess of par value             28,520          28,520
  Deficit accumulated during the
    development stage                      (24,291)         (20,082)
                                         ___________    ___________
        Total Stockholders' Equity            7,709          11,918
                                         ___________    ___________
                                           $  8,359      $   12,721
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

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]


                              For the Three          For the Nine  From Inception
                               Months Ended          Months Ended  on February 20,
                                November 30,         November 30,   1987 Through
                              ___________________________________    November 30,
                                2000      1999      2000     1999       2000

REVENUE                      $     -  $      -  $      -   $     -  $       -

EXPENSES:
  General and Administrative   1,505     4,380     4,209     4,905     24,291

LOSS BEFORE INCOME
  TAXES                       (1,505)   (4,380)   (4,209)    (4,905)  (24,291)

CURRENT TAX EXPENSE                -         -         -          -         -

DEFERRED TAX EXPENSE               -         -         -          -         -


NET LOSS                     $(1,505) $ (4,380) $ (4,209)  $ (4,905) $(24,291)


LOSS PER COMMON SHARE        $  (.00) $   (.00) $   (.00)  $   (.00) $   (.03)
<TABLE/>

 The accompanying notes are an integral part of these unaudited condensed financial statements.



                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           [Unaudited]


                                                   For the Nine   From Inception
                                                   Months Ended  on February 20,
                                                   November 30,   1987 Through
                                               _________________   November 30,
                                               2000         1999        2000

Cash Flows From Operating
  Activities:
 Net loss                                    $  (4,209)  $  (4,905)  $ (24,291)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in assets and liabilities:
    Increase (Decrease) in accounts payable       (153)      (278)         650

     Net Cash (Used) by Operating Activities    (4,362)    (5,183)     (23,641)

Cash Flows From Investing Activities                 -          -            -

     Net Cash Provided by Investing Activities       -          -            -

Cash Flows From Financing Activities:

 Proceeds from issuance of common stock              -     20,000        2,000

     Net Cash Provided by Financing Activities       -     20,000       32,000

Net Increase (Decrease) in Cash                 (4,362)    14,817        8,359

Cash at Beginning of Period                     12,721          -            -

Cash at End of Period                       $    8,359  $  14,817   $    8,359

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                 $       -   $       -   $       -
   Income taxes                             $       -   $       -   $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the Nine months ended November 30, 2000:
     None

  For the Nine months ended November 30, 1999:
     None

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

  Condensed  Financial  Statements  -  The  accompanying  financial
  statements have been prepared by the Company without  audit.   In
  the  opinion  of management, all adjustments (which include  only normal  recurring  adjustments) necessary to present  fairly  the financial  position,  results of operations  and  cash  flows  at
  November  30, 2000 and 1999 and for the periods then  ended  have been made.

  Certain information and footnote disclosures normally included in
  financial   statements  prepared  in  accordance  with  generally
  accepted  accounting principles have been condensed  or  omitted.
  It is suggested that these condensed financial statements be read in  conjunction with the financial statements and  notes  thereto included  in  the  company's February 29, 2000 audited  financial
  statements.   The  results of operations for  the  periods  ended
  November 30, 2000 are not necessarily indicative of the operating results for the full year.

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


                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently  Enacted Accounting Standards - Statement  of  Financial
  Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB
  Statement  No.  133.),",  SFAS No. 138  "Accounting  for  Certain
  Derivative  Instruments  and Certain  Hedging  Activities  -  and
  Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS  No.
  53  and  Amendment to SFAS No. 63, 89 and 21", and SFAS No.  140,
  "Accounting  to  Transfer and Servicing of Financial  Assets  and
  Extinguishment  of Liabilities", were recently  issued  SFAS  No.
  136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  Common Stock - During November 1999, the Company issued 3,000,000 shares of its previously authorized, but unissued common stock.
  The shares were issued for cash of $20,000 (or $.0067 per share).

  During February 1987, in connection with its organization, the Company issued 480,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $12,000 (or $.025 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109
  "Accounting for Income Taxes".  SFAS No. 109 requires the
  Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At
  November 30, 2000, the Company has available unused operating loss carryforwards of approximately $24,200, which may be applied against future taxable income and which expire in 2019 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,200 and $6,800 as of November 30, 2000 and February 29, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,400 for the nine months ended November 30, 2000.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - For the three and  nine  months  ended
  November 30, 2000, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                                        For the Three        For the Nine   From Inception
                                         Months Ended        Months Ended   on February 20,
                                         November 30,        November 30,   1987 Through
                                      ____________________________________  November 30,
                                       2000       1999     2000       1999       2000
Loss from continuing operations
 available to common shareholders
  (numerator)                      $  (1,505) $  (4,380) $  (4,209) $  (4,905)  $ (24,291)


Weighted average number of
 common shares outstanding used
 in loss per share for the period
 (denominator)                     3,480,000  1,125,985  3,480,000  1,125,985     716,811
<TABLE/>




    Item 2.  Management's Discussion and Analysis or Plan Of
                            Operation

Results of Operations

Three and Nine Months Ended November 30, 2000 and 1999.

The Company had no revenue from continuing operations for the three and nine months ended November 30, 2000 and 1999.

General  and administrative expenses for the three-month  periods that  ended  November 30, 2000 and 1999 were $1,505  and  $4,380, respectively.  General and administrative expenses for the  nine-
month  periods that ended November 30, 2000 and 1999 were  $4,209 and  $4,905, respectively.  These expenses consisted  of  general corporate  administration, legal and professional  expenses,  and accounting and auditing costs.

As  a  result of the foregoing factors, the Company realized  net losses  of $1,505 and $4,209 for the three and nine-month periods that  ended November 30, 2000, compared to net losses  of  $4,380 and $4,905 for the same periods in 1999.

Liquidity and Capital Resources

At November 30, 2000, the Company had $8,359 in cash on hand with a working capital of approximately $7,709.

Currently,  the Company has no material commitments  for  capital expenditures and Management believes that it has sufficient  cash
to  meet  its operational needs for the next twelve  months.   If
required, Management may attempt to raise additional capital  for its  current  operational needs through loans from its  officers, debt  financing, equity financing or a combination  of  financing
options.    However,   there  are  no  existing   understandings,
commitments or agreements for such an infusion; nor can there  be assurances  to  that  effect.  Moreover, the Company's  need  for capital  may  change dramatically if and during  that  period  it acquires an interest in a business opportunity.

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

Exhibits

None.

Reports on Form 8-K

None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APHRODITE SOFTWARE CORPORATION

Date: January 10, 2001        By:/s/ Jared C. Southwick,
                                 Secretary and Treasurer



