Form 10KSB
period 2001-02-28
APHRODITE SOFTWARE CORP
filed 2001-06-12
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
February 28, 2001, or

[   ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange act of 1934 for the transition period
from    to

                  Commission File No.  33-19034

                 APHRODITE SOFTWARE CORPORATION
   (Name of Small Business Issuer as specified in its charter)

            Nevada                          87-0442890
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

     311 South State, Suite 460, Salt Lake City, Utah  84111
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (801) 942-4727

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

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of February 28, 2001, the Registrant had outstanding 3,480,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  7

3.   Legal Proceedings                                          7

4.   Submission of Matters to a Vote of Security Holders        7

Part II

5.   Market for Common Equity and Related Stockholder           7
     Matters

6.   Management's Discussion and Analysis of Financial          8
     Condition and Results of Operations

7.   Financial Statements                                       8

8.   Changes in and Disagreements with Accountants              8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       9
     Persons; Compliance with Section 16(a) of the
     Exchange Act

10.  Executive Compensation                                     9

11.  Security Ownership of Certain Beneficial Owners and       10
     Management

12.  Certain Relationships and Related Transactions            11

13.  Exhibits and Reports on Form 8-K                          11

Signatures                                                     12

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

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

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

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

               ITEM 2.  DESCRIPTION OF PROPERTIES

The Company utilizes office space at 311 South State, Suite 460,
Salt Lake City, Utah 84111, provided by Lynn Dixon, an affiliate of the Company. The Company does not pay rent for this office space.

                   ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fiscal quarter ended February 28, 2001.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's common stock for at least the past ten years. The Company intends to seek out one or more stock brokerage firms to make a market in the Company's common stock and submit an application for quotation of the Company's common stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or the "Pink Sheets" operated by the National Quotation Bureau. There is no assurance that a trading market in the common stock will be established in the future.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. On February 28, 2001, there were approximately 56 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

In October 1999, the Company issued 3,000,000 shares of common stock in exchange for a total of $20,000. The shares were issued in a private transaction that did not involve any commission or public solicitation and without registration in reliance on the exemption provided by Section 4(2) of the 1933 Securities Act. The following identifies the name of the purchaser, amount of shares purchased and consideration paid.

          Name                Shares           Consideration

    Cherry Hill, Inc.         750,000             $5,000

       Lynn Dixon             750,000             $5,000

    Melissa Epperson          750,000             $5,000

       Pam Jowett             750,000             $5,000

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years Ended February 28, 2001 and 2000

The Company had no operations or revenue during the last two fiscal years.

The Company had general and administrative expenses of $5,436 for the year ended February 28, 2001, as compared to $6,520 for the year ended February 29, 2000. These expenses are attributable to the administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company.

Due to the foregoing, the Company realized a net loss of $5,436 for the year ended February 28, 2001, as compared to a net loss of $6,520 for the year ended February 29, 2000. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.


Liquidity and Capital Resources

At February 28, 2001, the Company had $7,353 in cash, and $871 in accounts payable giving the Company a working capital of $6,482.

Management believes that the Company has sufficient cash to meet its operational needs for the next twelve months. However, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. In such case, Management will attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and there be no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern after the next twelve-month period or after an acquisition is doubtful.

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

                  ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

The independent auditors of the Company for the fiscal year ended February 29, 2001 were HJ & Associates, LLC, formerly Jones Jensen & Company ("HJ"). On June 4, 2001, the Company formerly terminated the engagement of HJ as its independent auditors. The accounting firm of Pritchett, Siler & Hardy, P.C. ("PSH") has been approved by the Board of Directors of the Company to serve as independent auditors of the Company for the year ended February 28, 2001. The Company has been advised that neither PSH nor any of its members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditors.

During the fiscal year ended February 29, 2000, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditors, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by HJ contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the year ended February 29, 2000, and from that date to the present, there were no disagreements with the former independent auditors on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                       Since

Kent N. Dixon       43   President and Director           1987

Jared Southwick     28   Secretary/ Treasurer and         1999
                         Director

Jason Williams      28   Director                         1999

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Kent N. Dixon. Mr. Dixon has, for the past five years, been an owner and executive officer of Crusader Computer, Inc., a private company engaged in the sale of computer products.

Jared C. Southwick. Mr. Southwick received an Associates of Science degree from the Salt Lake Community College in 1997, and is completing a bachelor's degree in E-Business. Since 1999, Mr. Southwick has been working as a consultant for Sonos Management Corporation and the University of Utah. From February 1997 to December 1998, he was the pharmacy coordinator for the Utah Community Health Association. In 1996, he worked as a pharmacy technician for Rx America. Mr. Southwick is also secretary and treasurer of Ventures-United, Inc., a public inactive "shell" company

Jason Williams.  Mr. Williams is currently working as a Network
Administrator for the University of Utah and Bonneville
Communications. He was the manager for Advantage Networks from January to

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

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 30, 2001, the number and percentage of the 3,480,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently an executive officer or director of the Company, (ii) all current officers and directors of the Company as a group and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

    Principal Stockholders       Common Shares      Percent of
                                                      Class
Kent N. Dixon (1) (2)               320,000            9.19
2751 Golden Eye Drive
Sandy, Utah 84093

Julie S. Dixon (2)                  320,000            9.19
2751 Golden Eye Drive
Sandy, Utah 84093

Jared Southwick (1)                  1,100             0.03
277 East Mill Street
Bountiful, UT 84010

Jason Williams (1)                    -0-              0.00
311 S. State Street, Suite 440
Salt Lake City, UT 84111

Lynn Dixon                          750,000           21.55
311 S. State Street, Suite 440
Salt Lake City, UT 84111

Cherry Hill, Inc.                   750,000           21.55
295 Greenwich Street, Suite 131
New York, NY 10007

Melissa Epperson                    750,000           21.55
34 North Fox Hill Road
North Salt Lake, UT 84054

Pam Jowett                          750,000           21.55
2508 S. 1300 East
Salt Lake City, UT 84106

All officers and directors as a     321,100            9.22
group (3 persons)

  (1)  Officers and/or directors of the Company.

  (2) Kent N. Dixon and Julie S. Dixon are husband wife. Each holds 160,000 shares of record and is deemed to have voting or investment control with respect to the others shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes office space at 311 South State, Suite 460,
Salt Lake City, Utah 84111, provided by Lynn Dixon, an affiliate of the Company. The Company does not pay rent for this office space

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filings

No reports on Form 8-K were filed in the last fiscal quarter of the year ended February 28, 2001.

Exhibits

  SEC Ref No.           Title of Document            Location

     16.1        Letter on change in certifying      Attached
                 accountant

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APHRODITE SOFTWARE CORPORATION


Date:  June 6, 2001                By: /s/ Kent N. Dixon
                                   		 Kent N. Dixon
                                           President

Date:  June 6, 2001                By: /s/ Jared Southwick
							 Jared Southwick
                                   		 Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 6, 2001              /s/ Kent N. Dixon
                                 	 Kent N. Dixon
                                 	 Director

Date:  June 6, 2001              /s/ Jared Southwick
                                 	 Jared Southwick
                                 	 Director

Date:  June 6, 2001              /s/ Jason Williams
  	                               Jason Williams
       	                         Director

                 APHRODITE SOFTWARE CORPORATION
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

                        February 28, 2001


                            I N D E X




                                                                  PAGE

        -   Independent Auditors' Report                           F-1


        -   Independent Auditors' Report by HJ & Associates        F-2


        -   Balance Sheet, February 28, 2001                       F-3


        -   Statements of Operations, for the years ended          F-4
              February 28, 2001 and 2000 and for the period from inception on February 20, 1987 through February 28, 2001


        -  Statement of Stockholders' Equity, from                 F-5
             inception on February 20, 1987 through
             February 28, 2001


        -    Statements of Cash Flows, for the years ended         F-6
               February 28, 2001 and 2000 and for the period from inception on February 20, 1987 through February 28, 2001


        - Notes to Financial statements                            F-7

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
APHRODITE SOFTWARE CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Aphrodite Software Corporation [a development stage company] at February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended February 28, 2001.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Aphrodite Software Corporation as of and for the year ended February 29, 2000 were audited by other auditors whose report, dated June 7, 2000 expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of February 29, 2000 reflect an accumulated deficit of $20,082. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Aphrodite Software Corporation as of February 28, 2001, and the results of its operations and its cash flows for the year ended February 28, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 5 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

April 10, 2001
Salt Lake City, Utah

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Aphrodite Software Corporation
(A Development Stage Company)
Sandy, Utah


We have audited the accompanying statement of operations, stockholders' equity (deficit), and cash flows of Aphrodite Software Corporation (a development stage company) for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aphrodite Software Corporation (a development stage company) as of February 29, 2000 and the results of its operations and its cash flows for the year ended February 29, 2000 in conformity with generally accepted accounting principles.

The accounting financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
June 7, 2000

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                          BALANCE SHEET



                             ASSETS


                                                      February 28,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    7,353
                                                      ___________
        Total Current Assets                                7,353
                                                      ___________
                                                       $    7,353
                                                     _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $      871
                                                      ___________
        Total Current Liabilities                             871
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,480,000 shares issued and
   outstanding                                              3,480
  Capital in excess of par value                           28,520
  Deficit accumulated during the
    development stage                                     (25,518)
                                                      ___________
        Total Stockholders' Equity                          6,482
                                                      ___________
                                                       $    7,353
                                                     _____________


  The accompanying notes are an integral part of this financial statement.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS




                                          For the          From Inception
                                         Year Ended       on February 20,
                                  _____________________     1987 Through
                                  February 28, February 29, February 28,
                                       2001     2000           2001
                                 _____________  __________  ___________
                                                            (Unaudited)
REVENUE                             $       -   $       -    $       -
                                 _____________  __________  ___________


EXPENSES:
  General and Administrative            5,436       6,520       25,518
                                 _____________  __________  ___________

LOSS BEFORE INCOME
  TAXES                                (5,436)     (6,520)     (25,518)

CURRENT TAX EXPENSE                         -           -            -

DEFERRED TAX EXPENSE                        -           -            -
                                 _____________  __________  ___________


NET LOSS                           $   (5,436)  $  (6,520)  $  (25,518)
                                 _____________  __________  ___________


LOSS PER COMMON SHARE              $     (.00)  $    (.00)  $     (.03)
                                 _____________  __________  ___________



 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON FEBRUARY 20, 1987

                    THROUGH FEBRUARY 28, 2001

                                                                                  Deficit
                                                                                Accumulated
                                 Preferred Stock   Common Stock    Capital in    During the
                                 ________________ ______________   Excess of     Development
                                  Shares  Amount  Shares  Amount   Par Value       Stage
                                 _______  _______ _______ ________ __________    __________
BALANCE, February 20, 1987          -  $    -        -  $     -  $      -      $       -

Issuance of 480,000 shares
  common stock for cash,
  at $.025 per share                -       -  480,000     480    11,520               -

Net loss for the period from
  inception on February 20,
  1987 through February 28, 1997    -       -        -        -         -        (13,288)
                                 _______  _______ _______ ________ _________      __________

BALANCE, February 28 , 1997         -       -   480,000     480    11,520        (13,288)

Net loss for the year
  ended February 28, 1998           -       -         -       -         -           (151)
                                _______  _______  _______ _______ _________      __________


BALANCE, February 28, 1998         -        -   480,000     480    11,520        (13,439)

Net loss for the year ended
  February 28, 1999                -        -         -       -         -           (123)
                                _______   _______ _______  _______ _________     __________

BALANCE, February 28, 1999        -         -   480,000     480    11,520        (13,562)

Issuance of 3,000,000 shares
  of common stock for cash,
  October 1999 at $.0067 per
  share                           -         -  3,000,000  3,000    17,000             -

Net loss for the year ended
  February 28, 2000               -         -         -       -         -        (6,520)
                               _______  _______  ________  _______ _________    __________


BALANCE, February 28, 2000        -        -  3,480,000   3,480    28,520       (20,082)

Net loss for the year ended
  February 28, 2001               -        -          -       -         -        (5,436)
                               _______  _______  ________  _______ _________    __________


Balance, February 28, 2001        -  $     -  3,480,000 $ 3,480 $  28,520    $  (25,518)
                               _______  _______  ________  _______ _________    __________

  The accompanying notes are an integral part of this financial statement.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                     For the               From Inception
                                                    Year Ended             on February 20,
                                            _____________________________    1987 Through
                                            February 28,    February 29,    February 28,
                                                 2001           2000           2001
                                           _____________   _____________  _____________
                                                                           (Unaudited)
Cash Flows From Operating
  Activities:
 Net loss                                  $     (5,436)   $     (6,520)  $    (25,518)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (Decrease) in accounts
       payable                                       68            (759)           871
                                           _____________   _____________  _____________
     Net Cash (Used) by Operating
      Activities                                 (5,368)         (7,279)       (24,647)
                                           _____________   _____________  _____________
Cash Flows From Investing Activities

     Net Cash Provided by Investing
       Activities                                     -               -              -
                                           _____________   _____________  _____________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock               -          20,000         32,000
                                           _____________   _____________  _____________
     Net Cash Provided by Financing
      Activities                                      -          20,000         32,000
                                           _____________   _____________  _____________
Net Increase (Decrease) in Cash                       -          12,721          7,353

Cash at Beginning of Period                      12,721              -               -
                                            _____________   _____________  _____________
Cash at End of Period                      $      7,353    $    12,721    $      7,353
                                            _____________   _____________  _____________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $         -     $         -    $         -
   Income taxes                            $         -     $         -    $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the year ended February 28, 2001:
     None

  For the year ended February 28, 2000:
     None

 The accompanying notes are an integral part of these financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Aphrodite Software Corporation (the Company) was organized under the laws of the state of Utah on February 20, 1987 but subsequently changed its domicile to Nevada during November 1999. The Company was formed for the purpose of developing and marketing computer software and all manner of computer related products and services. For the past few years the Company has had no active business but continues to seek potential business ventures. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  During October 1999, the Company issued 3,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $20,000 (or $.0067 per share).

  During February 1987, in connection with its organization, the Company issued 480,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $12,000 (or $.025 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At February 28, 2001, the Company has available unused operating loss carryforwards of approximately $25,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,500 as of February 28, 2001 with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,800 for the year ended February 28, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the year ended February 28, 2001, the Company did not pay any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the            From Inception
                                            Year Ended          on February 20,
                                      ______________________    1987 Through
                                      February 28, February 29,  February 28,
                                           2001          2000       2001
                                      ____________ ____________  _____________
                                                                   (Unaudited)
    Loss from continuing operations
    available to common shareholders
    (numerator)                       $    (5,436) $    (6,520)  $(    25,518)
                                      ____________ ____________  _____________

    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                       3,480,000    1,709,508        765,630
                                      ____________ ____________  _____________
