Form 10QSB
period 2001-03-31
APHRODITE SOFTWARE CORP
filed 2001-07-16
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2001

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

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           2

          Financial Statements                            3

          Balance Sheets - May 31, 2001                   3

          Statements of Operations - Three Months         4
          Ended May 31, 2001 and 2000, and
          From Inception to May 31, 2001

          Statements of Cash Flows - Three Months         5
          Ended May 31, 2001 and 2000, and
          From Inception to May 31, 2001

          Notes to Consolidated Financial Statements      6

          Management's Discussion and Analysis of         9
          Financial Condition and Results of Operations

PART II.  Other Information                               10

Signatures                                                10

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET



                             ASSETS


                                                        May 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    7,353
                                                      ___________
        Total Current Assets                                7,353
                                                      ___________
                                                       $    7,353
                                                     _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $    1,083
                                                      ___________
        Total Current Liabilities                           1,083
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,480,000 shares issued and
   outstanding                                              3,480
  Capital in excess of par value                           28,520
  Deficit accumulated during the
    development stage                                    (25,730)
                                                      ___________
        Total Stockholders' Equity                          6,270
                                                      ___________
                                                       $    7,353
                                                     _____________



  The accompanying notes are an integral part of this unaudited condensed financial statement.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                       For the Three   From Inception
                                        Months Ended  on February 20,
                                          May 31,       1987 Through
                                   _____________________  May 31,
                                       2001     2000        2001
                                 __________________________________

REVENUE                             $       - $      -   $      -
                                 __________________________________

EXPENSES:
  General and Administrative              212      750     25,730
                                 __________________________________
LOSS BEFORE INCOME
  TAXES                                  (212)    (750)   (25,730)

CURRENT TAX EXPENSE                         -        -          -

DEFERRED TAX EXPENSE                        -        -          -
                                 __________________________________

NET LOSS                           $     (212) $  (750)  $(25,730)
                                 __________________________________

LOSS PER COMMON SHARE              $     (.00) $  (.00)  $   (.03)
                                 __________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  For the Three  From Inception
                                                   Months Ended on February 20,
                                                      May 31      1987 Through
                                              ______________________  May 31,
                                                   2001     2000      2001
                                              _______________________________
                                                                   (Unaudited)
Cash Flows From Operating
  Activities:/
 Net loss                                        $  (212)  $ (750)  $(25,730)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (Decrease) in accounts
       payable                                       212     (195)     1,083
                                              _______________________________
  Net Cash (Used) by Operating Activities              -     (945)   (24,647)
                                              _______________________________
Cash Flows From Investing Activities
                                              _______________________________
     Net Cash Provided by Investing
       Activities                                      -         -         -
                                              _______________________________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                -         -    32,000
                                              _______________________________
 Net Cash Provided by Financing Activities             -         -    32,000
                                              _______________________________
Net Increase (Decrease) in Cash                        -     (945)     7,353

Cash at Beginning of Period                        7,353    12,721         -
                                              _______________________________
Cash at End of Period                            $ 7,353  $ 11,776 $   7,353
                                              _______________________________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                      $     -  $      - $       -
   Income taxes                                  $     -  $      - $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended May 31, 2001:
     None

  For the period ended May 31, 2000:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's February 28, 2001 audited financial statements. The results of operations for the periods ended May 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At May 31, 2001, the Company has available unused operating loss carryforwards of approximately $25,700, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,700 as of May 31, 2001 with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $200 for the period ended May 31, 2001.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the period ended May 31, 2001, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                For the Three  From Inception
                                                Months Ended   on February 20,
                                                    May 31      1987 Through
                                            ______________________  May 31,
                                                2001     2000        2001
                                            _______________________________
                                                                 (Unaudited)
    Loss from continuing operations
    available to common shareholders
    (numerator)                               $  (212) $  (750)   $(25,730)
                                           __________  _________  _________

    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                           3,480,000  3,480,000   765,630
                                           __________  _________  _________

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended May 31, 2001 and 2000.

The Company had no revenues from continuing operations for the three-month periods ended May 31, 2001 and 2000. Expenses were $212 for the three months ended May 31, 2001 and $750 for the same period in 2000. As a result of the foregoing factors, the Company realized a net loss of $212 for the quarter ended May 31, 2001, and a net loss of $750 for the quarter ended May 31, 2000. The Company continues to operate at a net loss of $25,730 from inception on February 20, 1987 through May 31, 2001.

Liquidity and Capital Resources

At May 31, 2001, the Company had working capital of $6,270. Management believes the Company has sufficient cash to fund its limited operations through the fiscal year ending May 31, 2002. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APHRODITE SOFTWARE CORPORATION

Date:  July  16, 2001         By: /s/ Jared C. Southwick,
                                  Secretary and Treasurer