Form 10QSB
period 2001-08-31
APHRODITE SOFTWARE CORP
filed 2001-10-15
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2001

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

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                               Page
PART I.   Financial Information                                  2

          Financial Statements                                   3

          Balance Sheets - August 31, 2001                       3

          Statements  of Operations - Three  Months and Six      4
          Months  Ended August 31, 2001  and  2000, and
          From Inception to August 31, 2001

          Statements of Cash Flows - Six Months Ended August 31, 5 2001 and 2000, and From Inception to August 31, 2001

          Notes to Consolidated Financial Statements             6
          Management's Discussion and Analysis of                9
          Financial Condition and Results of Operations
PART II.  Other Information                                      9

Signatures                                                       9

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET



                             ASSETS


                                                       August 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    5,635
                                                      ___________
        Total Current Assets                                5,635
                                                      ___________
                                                       $    5,635
                                                     _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $    2,000
                                                      ___________
        Total Current Liabilities                           2,000
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,480,000 shares issued and
   outstanding                                              3,480
  Capital in excess of par value                           28,520
  Deficit accumulated during the
    development stage                                     (28,365)
                                                      ___________
        Total Stockholders' Equity                          3,635
                                                      ___________
                                                       $    5,635
                                                     _____________



  The accompanying notes are an integral part of this unaudited condensed financial statement.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                               For the Three         For the Six   From Inception
                                Months Ended        Months Ended   on February 20,
                                  August 31,          August 31,    1987 Through
                                ______________       _____________    August 31,
                                2001      2000       2001     2000      2001
                               ________________________________________________
REVENUE                        $     -   $     -   $     -   $    -   $       -
                                 _____     _____     _____     ____      ______

EXPENSES:
  General and Administrative     2,635       750     2,847     2,704     28,365
                                 _____     _____     _____     _____     ______
LOSS BEFORE INCOME
  TAXES                         (2,635)     (750)   (2,847)   (2,704)   (28,365)

CURRENT TAX EXPENSE                  -         -         -         -          -

DEFERRED TAX EXPENSE                 -         -         -         -          -
                                 _____     _____     _____     _____    _______

NET LOSS                      $ (2,635)  $  (750)  $(2,847)  $(2,704)  $(28,365)
                                 _____     _____     _____     _____    _______

LOSS PER COMMON SHARE         $   (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.03)
                                 _____     _____     _____     _____     ______

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          For the Six    From Inception
                                                          Months Ended   on February 20,
                                                            August 31     1987 Through
                                                       __________________   August 31,
                                                         2001      2000       2001
                                                    __________________________________
Cash Flows From Operating
  Activities:
 Net loss                                           $  (2,847)  $  (2,704)  $ (28,365)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (Decrease) in accounts payable             1,129       1,444       2,000
                                                       ______     _______     _______
     Net Cash (Used) by Operating Activities           (1,718)     (1,260)    (26,365)
                                                       ______     _______     _______
Cash Flows From Investing Activities                        -           -           -
                                                       ______     _______     _______
     Net Cash Provided by Investing
       Activities                                           -           -           -
                                                       ______     _______     _______
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                     -           -      32,000
                                                       ______     _______     _______
     Net Cash Provided by Financing Activities              -           -      32,000
                                                       ______     _______     _______
Net Increase (Decrease) in Cash                        (1,718)     (1,260)      5,635

Cash at Beginning of Period                             7,353      12,721           -
                                                       ______     _______     _______
Cash at End of Period                              $    5,635   $  11,461   $   5,635
                                                        _____     _______     _______
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                        $        -   $       -   $       -
   Income taxes                                    $        -   $       -   $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended August 31, 2001:
     None

  For the period ended August 31, 2000:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's February 28, 2001 audited financial statements. The results of operations for the periods ended August 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At August 31, 2001, the Company has available unused operating loss carryforwards of approximately $28,300, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,600 as of August 31, 2001 with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,000 for the period ended August 31, 2001.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the period ended August 31, 2001, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                                         For the Three            For the Six      From Inception
                                          Months Ended           Months Ended     on February 20,
                                            August 31,            August 31,       1987 Through
                                        ________________________________________    August 31,
                                        2001         2000       2001     2000          2001
                                       _______________________________________________________
    Loss from continuing operations
    available to common shareholders
     (numerator)                      $  (2,635) $    (750) $   (2,847) $  (2,704)  $(28,365)

    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                     3,480,000   3,480,000   3,480,000   3,480,000   860,258

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended August 31, 2001 and 2000.

The Company had no revenues from continuing operations for the six-month periods ended August 31, 2001 and 2000. Expenses were $2,847 for the six months ended August 31, 2001 and $2,704 for the same period in 2000. As a result of the foregoing factors, the Company realized a net loss of $2,847 for the six months ended August 31, 2001, and a net loss of $2,704 for the six months ended August 31, 2000. The Company continues to operate at a net loss of $28,365 from inception on February 20, 1987 through August 31, 2001.

Liquidity and Capital Resources

At August 31, 2001, the Company had working capital of $3,635. Management believes the Company has sufficient cash to fund its limited operations through the fiscal year ending February 28, 2002. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APHRODITE SOFTWARE CORPORATION

Date: October  15,  2001    By:/s/Jared C. Southwick, Secretary
                              and Treasurer