Form 10QSB
period 2001-11-30
APHRODITE SOFTWARE CORP
filed 2002-01-22
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2001

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

                           FORM 10-QSB
                 APHRODITE SOFTWARE CORPORATION

                              INDEX
                                                                     Page
PART I.   Financial Information                                        2

          Financial Statements                                         3

          Balance Sheets - November 30, 2001                           3

          Statements  of Operations - Three  Months                    4
          and Nine Months Ended November 30, 2001 and 2000, and From Inception to November 30, 2001

          Statements of Cash Flows - Nine Months                       5
          Ended November 30, 2001 and 2000, and
          From Inception to November 30, 2001

          Notes to Consolidated Financial Statements                   6

          Management's Discussion and Analysis of                      9
          Financial   Condition  and   Results   of
          Operations

PART II.  Other Information                                            9

Signatures                                                             9

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET

                             ASSETS


                                                      November 30,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    5,501
                                                      ___________
        Total Current Assets                                5,501
                                                      ___________
                                                       $    5,501
                                                     _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $    3,000
                                                      ___________
        Total Current Liabilities                           3,000
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,480,000 shares issued and
   outstanding                                              3,480
  Capital in excess of par value                           28,520
  Deficit accumulated during the
    development stage                                    (29,499)
                                                      ___________
        Total Stockholders' Equity                          2,501
                                                      ___________
                                                       $    5,501
                                                     _____________

  The accompanying notes are an integral part of this unaudited condensed financial statement.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                               For the Three     For the Nine  From Inception
                                Months Ended     Months Ended  on February 20,
                                November 30,     November 30,   1987 Through
                               _____________    ______________  November 30,
                               2001     2000     2001     2000     2001
                              ___________________________________________

REVENUE                      $     -  $     -  $     -  $     -  $      -
                              ___________________________________________

EXPENSES:
  General and Administrative   1,134    1,505    3,981    4,209    29,499
                               __________________________________________
LOSS BEFORE INCOME
  TAXES                       (1,134)  (1,505)  (3,981)  (4,209)  (29,499)

CURRENT TAX EXPENSE                -        -        -        -         -

DEFERRED TAX EXPENSE               -        -        -        -         -
                              ____________________________________________

NET LOSS                     $(1,134) $(1,505) $(3,981) $(4,209) $(29,499)
                              ____________________________________________

LOSS PER COMMON SHARE        $  (.00) $  (.00) $  (.00) $  (.00) $   (.03)
                              ____________________________________________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 For the Nine     From Inception
                                                 Months Ended     on February 20,
                                                  November 30      1987 Through
                                             ______________________ November 30,
                                                 2001       2000        2001
                                             _________________________________
Cash Flows From Operating
  Activities:
 Net loss                                    $  (3,981)  $ (4,209)  $ (29,499)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (Decrease) in accounts
       payable                                   2,129       (153)      3,000
                                                 _____      _____       ______
     Net Cash (Used) by Operating Activities    (1,852)    (4,362)     (26,499)
                                                 _____      _____       ______
Cash Flows From Investing Activities                 -          -            -
                                                 _____      _____       ______
     Net Cash Provided by Investing
       Activities                                    -          -            -
                                                 _____      _____       ______
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock              -          -       32,000
                                                 _____      _____       ______
     Net Cash Provided by Financing Activities       -          -       32,000
                                                 _____      _____       ______
Net Increase (Decrease) in Cash                 (1,852)    (4,362)       5,501

Cash at Beginning of Period                      7,353     12,721            -
                                                 _____     ______       ______
Cash at End of Period                          $ 5,501   $  8,359   $    5,501
                                                 _____     ______       ______

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $     -   $      -   $        -
   Income taxes                                $     -   $      -   $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended November 30, 2001:
     None

  For the period ended November 30, 2000:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's February 28, 2001 audited financial statements. The results of operations for the periods ended November 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  In November 1999, the Company amended its Articles of Incorporation, which called for a change in par value from no par value to $.001 par value. The change also granted the board of directors the rights to prescribe and authorize the issuance of additional classes and series of stock with distinguishing designations. The aggregate number of shares of stock, in addition to common stock, the Corporation shall have authority to issue is 5,000,000 shares with a par value of $.001 per share.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At November 30, 2001, the Company has available unused operating loss carryforwards of approximately $29,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,800 as of November 30, 2001 with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,200 for the nine month period ended November 30, 2001.

                 APHRODITE SOFTWARE CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the period ended November 30, 2001, the Company did not pay any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company may not have adequate working capital to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                      For the Three             For the Nine    From Inception
                                       Months Ended             Months Ended    on February 20,
                                       November 30,              November 30,    1987 Through
                                    ___________________________________________   November 30,
                                    2001          2000         2001        2000      2001
                                 ___________________________________________________________
Loss from continuing operations
available to common shareholders
(numerator)                      $  (1,134)   $  (1,505)   $  (3,981)   $ (4,209)   $(29,499)
                                   _______       _______     _______      _______    ________

Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                    3,480,000    3,480,000    3,480,000    3,480,000    904,660
                                 _________    _________    _________    _________    ________

  Dilutive earnings (loss) per share is not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Month periods Ended November 30, 2001 and 2000.

The Company had no revenues from continuing operations for the nine-month periods ended November 30, 2001 and 2000. Expenses were $3,981 for the nine months ended November 30, 2001 and $4,209 for the same period in 2000. As a result of the foregoing factors, the Company realized a net loss of $3,981 for the nine months ended November 30, 2001, and a net loss of $4,209 for the nine months ended November 30, 2000. The Company continues to operate at a net loss of $29,499 from inception on February 20, 1987 through November 30, 2001.

Liquidity and Capital Resources

At November 30, 2001, the Company had working capital of $2,501. Management believes the Company has sufficient cash to fund its limited operations through the fiscal year ending February 28, 2002. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APHRODITE SOFTWARE CORPORATION

Date: January 18, 2002        By: /s/ Jared C. Southwick
                                  Secretary and Treasurer