Form 10KSB
period 2002-02-28
APHRODITE SOFTWARE CORP
filed 2002-05-30
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2002, or

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

As of February 28, 2002, the Registrant had outstanding 3,480,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.    Description of Business                                                  3

2.    Description of Properties                                                7

3.    Legal Proceedings                                                        7

4.    Submission of Matters to a Vote of Security Holders                      7

Part II

5.    Market for Common Equity and Related Stockholder Matters                 7

6.    Management's Discussion and Analysis of Financial Condition              8
      and Results of Operations

7.    Financial Statements                                                     8

8.    Changes in and Disagreements with Accountants                            8
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                     9
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                                   9

11.   Security Ownership of Certain Beneficial Owners and Management          10

12.   Certain Relationships and Related Transactions                          11

13.   Exhibits and Reports on Form 8-K                                        11

Signatures                                                                    12

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fiscal quarter ended February 28, 2002.

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

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. On February 28, 2002, there were approximately 56 holders of record of the Company's Common Stock.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years Ended February 28, 2002 and 2001

The Company had no operations or revenue during the last two fiscal years.

The Company had general and administrative expenses of $5,612 for the year ended February 28, 2002, as compared to $5,436 for the year ended February 28, 2001. These expenses are attributable to the administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company.

Due to the foregoing, the Company realized a net loss of $5,612 for the year ended February 28, 2002, as compared to a net loss of $5,436 for the year ended

February 28, 2001. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At February 28, 2002, the Company had $1,370 in cash, and $500 in payables giving the Company a working capital of $870.

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

None

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                       Age  Positions                               Since

Kent N. Dixon              43   President and Director                   1987

Jared Southwick            28   Secretary/ Treasurer and Director        1999

Jason Williams             28   Director                                 1999

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

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 30, 2002, the number and percentage of the 3,480,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently an executive officer or director of the Company, (ii) all current officers and directors of the Company as a group and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

         Principal Stockholders             Common Shares     Percent of Class

Kent N. Dixon (1) (2)                          320,000              9.19
2751 Golden Eye Drive
Sandy, Utah 84093

Julie S. Dixon (2)                             320,000              9.19
2751 Golden Eye Drive
Sandy, Utah 84093

Jared Southwick (1)                              1,100              0.03
277 East Mill Street
Bountiful, UT 84010

Jason Williams (1)                               -0-                0.00
311 S. State Street, Suite 440
Salt Lake City, UT 84111

Lynn Dixon                                     750,000             21.55
311 S. State Street, Suite 440
Salt Lake City, UT 84111

Cherry Hill, Inc.                              750,000             21.55
295 Greenwich Street, Suite 131
New York, NY 10007

Melissa Epperson                               750,000             21.55
34 North Fox Hill Road
North Salt Lake, UT 84054

Pam Jowett                                     750,000             21.55
2508 S. 1300 East
Salt Lake City, UT 84106

All officers and directors as a group          321,100              9.22
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

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filings

No reports on Form 8-K were filed in the last fiscal quarter of the year ended February 28, 2002.

Exhibits

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

                                          APHRODITE SOFTWARE CORPORATION

Date:  May 29, 2002                       By:   /s/ Kent N. Dixon
                                                President

Date:  May 29, 2002                       By:   /s/ Jared Southwick
                                                Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 29, 2002                      /s/ Kent N. Dixon, Director


Date:  May 29, 2002                      /s/ Jared Southwick, Director


Date:  ______, 2002                      _____________________________
                                         Jason Williams, Director

                         APHRODITE SOFTWARE CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2002


                                    I N D E X




                                                                       PAGE

--    Independent Auditors' Report                                       14


--    Balance Sheet, February 28, 2002                                   15


--    Statements of Operations, for the years ended                      16
                 February 28, 2002 and 2001 and for the period from inception on February 20, 1987 through February 28, 2002


--    Statement of Stockholders' Equity, from                            17
                 inception on February 20, 1987 through
                 February 28, 2002


--    Statements of Cash Flows, for the years ended                      18
                 February 28, 2002 and 2001 and for the period from inception on February 20, 1987 through February 28, 2002


--    Notes to Financial statements                                      19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
APHRODITE SOFTWARE CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Aphrodite Software Corporation [a development stage company] at February 28, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended February 28, 2002 and 2001 and for the period from inception on February 20, 1987 through February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aphrodite Software Corporation as of and for the year ended February 29, 2000 were audited by other auditors whose report, dated June 7, 2000 expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of February 29, 2000 reflect an accumulated deficit of $20,082. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Aphrodite Software Corporation as of February 28, 2002, and the results of its operations and its cash flows for the years ended February 28, 2002 and 2001 and for the period from inception on February 20, 1987 through February 28, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.




PRITCHETT, SILER & HARDY, P.C.

May 8, 2002
Salt Lake City, Utah

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS


                                                                   February 28,
                                                                      2002
                                                                   -----------
CURRENT ASSETS:
   Cash                                                            $     1,370
                                                                   -----------
          Total Current Assets                                           1,370
                                                                   -----------
                                                                   $     1,370
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Advance from a shareholder                                      $       500
                                                                   -----------
          Total Current Liabilities                                        500
                                                                   -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     no shares issued and outstanding                                        -
   Common stock, $.001 par value,
     50,000,000 shares authorized,
     3,480,000 shares issued and
     outstanding                                                         3,480
   Capital in excess of par value                                       28,520
   Deficit accumulated during the
     development stage                                                 (31,130)
                                                                   -----------
          Total Stockholders' Equity                                       870
                                                                   -----------
                                                                   $     1,370
                                                                   ===========


    The accompanying notes are an integral part of this financial statement.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                  For the        From Inception
                                                Years Ended      on February 20,
                                               February 28,       1987 Through
                                         ------------------------  February 28,
                                             2002       2001          2002
                                         -----------  -----------  -----------
                                                                   (Unaudited)

REVENUE                                  $        -   $        -   $        -

EXPENSES:
   General and administrative                 5,612        5,436       31,130
                                         -----------  -----------  -----------
LOSS BEFORE INCOME
   TAXES                                     (5,612)      (5,436)     (31,130)

CURRENT TAX EXPENSE                               -            -            -

DEFERRED TAX EXPENSE                              -            -            -
                                         -----------  -----------  -----------

NET LOSS                                 $   (5,612)  $   (5,436)  $  (31,130)
                                         ===========  ===========  ===========

LOSS PER COMMON SHARE                    $     (.00)  $     (.00)  $     (.03)
                                         ===========  ===========  ===========






   The accompanying notes are an integral part of these financial statements.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 20, 1987

                            THROUGH FEBRUARY 28, 2002

                                                                            Deficit
                                    Preferred                               Accumulated
                                      Stock       Common Stock   Capital in During the
                                  ------------- ---------------- Excess of  Development
                                  Shares Amount  Shares   Amount Par Value  Stage
                                  ------ ------ --------- ------ ---------- -----------
BALANCE, February 20, 1987             - $    -         - $    - $        - $        -

Issuance of 480,000 shares
  common stock for cash,
  at $.025 per share                   -      -   480,000    480     11,520          -

Net loss for the period from
  inception on February 20,
  1987 through February 18, 1997       -      -         -      -          -    (13,288)
                                  ------ ------ --------- ------ ---------- -----------
BALANCE, February 28, 1997             -      -   480,000    480     11,520    (13,288)

Net loss for the year ended
  February 28, 1998                    -      -         -      -          -       (151)
                                  ------ ------ --------- ------ ---------- -----------
BALANCE, February 28, 1998             -      -   480,000    480     11,520    (13,439)

Net loss for the year ended
  February 28, 1999                    -      -         -      -          -       (123)
                                  ------ ------ --------- ------ ---------- -----------
BALANCE, February 28, 1999             -      -   480,000    480     11,520    (13,562)

Issuance of 3,000,000 shares
  of common stock for cash,
  October 1999 at $.0067 per share     -      - 3,000,000  3,000     17,000          -

Net loss for the year ended
  February 29, 2000                    -      -         -      -          -     (6,520)
                                  ------ ------ --------- ------ ---------- -----------
BALANCE, February 29, 2000             -      - 3,480,000  3,480     28,520    (20,082)

Net loss for the year ended
  February 28, 2001                    -      -         -      -          -     (5,436)
                                  ------ ------ --------- ------ ---------- -----------
BALANCE, February 28, 2001             -      - 3,480,000  3,480     28,520    (25,518)

Net loss for the year ended
  February 28, 2002                    -      -         -      -          -     (5,612)
                                  ------ ------ --------- ------ ---------- -----------
BALANCE, February 28, 2002             - $    - 3,480,000 $3,480 $   28,520 $  (31,130)
                                  ====== ====== ========= ====== ========== ===========

    The accompanying notes are an integral part of this financial statement.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         For the            From Inception
                                                       Year Ended           on February 20,
                                                 --------------------------  1987 Through
                                                 February 28,  February 29,  February 28,
                                                     2002         2001          2002
                                                 ------------  ------------  -----------
                                                                             (Unaudited)
Cash Flows From Operating
  Activities:
  Net loss                                       $    (5,612)  $    (5,436)  $  (31,130)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Changes is assets and liabilities:
      Increase (Decrease) in accounts payable           (871)           68            -
                                                 ------------  ------------  -----------
       Net Cash (Used) by Operating Activities        (6,483)       (5,368)     (31,130)
                                                 ------------  ------------  -----------

Cash Flows From Investing Activities                       -             -            -
                                                 ------------  ------------  -----------
       Net Cash Provided by Investing
         Activities                                        -             -            -
                                                 ------------  ------------  -----------

Cash Flows From Financing Activities:
  Advance from a shareholder                             500             -          500
  Proceeds from issuance of common stock                   -             -       32,000
                                                 ------------  ------------  -----------
       Net Cash Provided by Financing Activities         500             -       32,500
                                                 ------------  ------------  -----------
Net Increase (Decrease) in Cash                       (5,983)       (5,368)       1,370

Cash at Beginning of Period                            7,353        12,721            -
                                                 ------------  ------------  -----------

Cash at End of Period                            $     1,370   $     7,353   $    1,370
                                                 ------------  ------------  -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                     $         -   $         -   $        -
    Income taxes                                 $         -   $         -   $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the year ended February 28, 2002:
      None
   For the year ended February 28, 2001:
      None


    The accompanying notes are an integral part of these financialstatements.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Aphrodite Software Corporation ("the Company") was organized under the laws of the state of Utah on February 20, 1987 but subsequently changed its domicile to Nevada during November 1999. The Company was formed for the purpose of developing and marketing computer software and all manner of computer related products and services. For the past few years the Company has had no active business but continues to seek potential business ventures. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at February 28, 2002.

     In November 1999, the Company amended its Articles of Incorporation to change the par value from no par value to $.001 par value. The change also granted the board of directors the rights to prescribe and authorize the issuance of additional classes and series of stock with distinguishing designations.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

     Common Stock - During February 1987, in connection with its organization, the Company issued 480,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $12,000 (or $.025 per share).

     During October 1999, the Company issued 3,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $20,000 (or $.0067 per share).

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At February 28, 2002, the Company has available unused operating loss carryforwards of approximately $31,000, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,600 and $8,500 as of February 28, 2002 and 2001,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,100 for the year ended February 28, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the years ended February 28, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                              For the            From Inception
                                            Year Ended           on February 20,
                                      --------------------------  1987 Through
                                      February 28,  February 29,  February 28,
                                          2002         2001          2002
                                      ------------  ------------  -----------
                                                                  (Unaudited)
      Loss from continuing operations
      available to common shareholders
      (numerator)                     $    (5,612)  $    (5,436)  $  (25,518)
                                      ------------  ------------  -----------

      Weighted average number of
      common shares outstanding used
      in loss per share for the period
      (denominator)                     3,480,000     3,480,000      947,119
                                      ------------  ------------  -----------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.