Form 10QSB
period 2002-05-31
APHRODITE SOFTWARE CORP
filed 2002-07-23
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

                                   FORM 10-QSB
                         APHRODITE SOFTWARE CORPORATION

                                      INDEX
                                                                        Page
PART I.       Financial Information                                      2

              Financial Statements                                       3

              Balance Sheets - May 31, 2002                              3

              Statements of Operations - Three Months                    4
              Months Ended May 31, 2002 and 2001, and
              From Inception to May 31, 2002

              Statements of Cash Flows - Three Months                    5
              Ended May 31, 2002 and 2001, and
              From Inception to May 31, 2002

              Notes to Consolidated Financial Statements                 6

              Management's Discussion and Analysis of                    9
              Financial Condition and Results of Operations

PART II.      Other Information                                          9

Signatures                                                               9

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                      May 31,     February 28,
                                                       2002           2002
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $      1,357   $      1,370
                                                    -----------    -----------
          Total Current Assets                            1,357          1,370
                                                    -----------    -----------
                                                   $      1,357   $      1,370
                                                    ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                $      1,025   $          -
   Advance from a shareholder                               500            500
                                                    -----------    -----------
          Total Current Liabilities                       1,525            500
                                                    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $001 par value,
     5,000,000 shares authorized,
     no shares issued and outstanding                         -              -
   Common stock, $.001 par value,
     50,000,000 shares authorized,
     3,480,000 shares issued and
     outstanding                                          3,480          3,480
   Capital in excess of par value                        28,520         28,520
   Deficit accumulated during the
     development stage                                  (32,168)       (31,130)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)             (168)           870
                                                    -----------    -----------
                                                   $      1,357   $      1,370
                                                   -------------  -------------

Note: The balance sheet at February 28, 2002 was taken from the audited financial statements at that date and condensed.


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]


                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                                For the Three     From Inception
                                                Months Ended     on February 20,
                                                   May 31,         1987 Through
                                         -------------------------    May 31,
                                              2002       2001          2002
                                         ------------ ------------ ------------

REVENUE                                   $         -  $        -   $         -
                                         ------------ ------------ ------------

EXPENSES:
   General and administrative                   1,038         212        32,168
                                         ------------ ------------ ------------
LOSS BEFORE INCOME
   TAXES                                       (1,038)       (212)      (32,168)

CURRENT TAX EXPENSE                                 -           -             -

DEFERRED TAX EXPENSE                                -           -             -
                                         ------------ ------------ ------------

NET LOSS                                  $    (1,038) $     (212)  $   (32,168)
                                         ============ ============ ============

LOSS PER COMMON SHARE                     $      (.00) $     (.00)  $      (.03)
                                         ============ ============ ============






              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 For the Three    From Inception
                                                 Months Ended    on February 20,
                                                    May 31,        1987 Through
                                             ---------------------    May 31,
                                                2001       2000        2001
                                             ---------- ---------- -----------
Cash Flows From Operating Activities:
  Net loss                                    $  (1,038) $    (212) $  (32,168)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable       1,025        212       1,025
                                             ---------- ---------- -----------
     Net Cash (Used) by Operating Activities        (13)         -     (31,143)
                                             ---------- ---------- -----------

Cash Flows From Investing Activities                  -          -           -
                                             ---------- ---------- -----------
     Net Cash Provided by Investing Activities        -          -           -
                                             ---------- ---------- -----------

Cash Flows From Financing Activities:
  Advance from a shareholder                          -          -         500
  Proceeds from issuance of common stock              -          -      32,000
                                             ---------- ---------- -----------
     Net Cash Provided by Financing Activities        -          -      32,500
                                             ---------- ---------- -----------
Net Increase (Decrease) in Cash                     (13)         -       1,357

Cash at Beginning of Period                       1,370      7,353           -
                                             ---------- ---------- -----------

Cash at End of Period                         $   1,357  $   7,353 $     1,357
                                             ---------- ---------- -----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $       -  $       - $         -
    Income taxes                              $       -  $       - $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the three months ended May 31, 2002:
      None

   For the three months ended May 31, 2001:
      None

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Aphrodite Software Corporation ("the Company") was organized under the laws of the state of Utah on February 20, 1987 but subsequently changed its domicile to Nevada during November 1999. The Company was formed for the purpose of developing and marketing computer software and all manner of computer related products and services. For the past few years, the Company has had no active business but continues to seek potential business ventures. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2002 audited financial statements. The results of operations for the periods ended May 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at May 31, 2002 and February 28, 2002.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At May 31, 2002, the Company has available unused operating loss carryforwards of approximately $32,000, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,700 and $10,600 as of May 31, 2002 and February 28, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $100 for the three months ended May 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the three months ended May 31, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                                For the Three    From Inception
                                                Months Ended     on February 20,
                                                   May 31,        1987 Through
                                            ---------------------    May 31,
                                               2001       2000        2001
                                            ---------- ---------- -----------
      Loss from continuing operations
      available to common shareholders
      (numerator)                           $ (1,038)  $    (212) $  (32,168)
                                            ---------- ---------- -----------

      Weighted average number of
      common shares outstanding used
      in loss per share for the period
      (denominator)                         3,480,000  3,480,000     989,097
                                            ---------- ---------- -----------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended May 31, 2002 and 2001

The Company had no revenues from continuing operations for the Three-month periods ended May 31, 2002 and 2001. Expenses were $1,038 for the Three months ended May 31, 2002 and $212 for the same period in 2001. These expenses are attributable to the administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company. As a result of the foregoing factors, the Company realized a net loss of $1,038 for the Three months ended May 31, 2002, and a net loss of $212 for the Three months ended May 31, 2001. The Company continues to operate at a net loss of $32,168 from inception on February 20, 1987 through May 31, 2002.

Liquidity and Capital Resources

At May 31, 2002, the Company had a working capital deficit of $168. The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and there be no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                           PART II. OTHER INFORMATION

OTHER INFORMATION

At the end of May 2002, Kent N. Dixon resigned as President and a Director of the Company. The Company has yet to relocate a replacement for Mr. Dixon.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APHRODITE SOFTWARE CORPORATION


Date: July 15, 2002                 By: /s/ Jared C. Southwick,
                                            Secretary and Treasurer