Form 10QSB
period 2002-08-31
APHRODITE SOFTWARE CORP
filed 2002-10-22
CIK 826404

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2002

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

                                   FORM 10-QSB
                         APHRODITE SOFTWARE CORPORATION

                                      INDEX
                                                                      Page
PART I.       Financial Information                                      2

              Item 1.  Financial Statements                              3

              Unaudited Condensed Balance Sheets,                        3
              August 31, 2002 and February 28, 2002

              Unaudited Condensed Statements of Operations,              4
              for the three and six months ended August 31, 2002 and 2001 and for the period from inception on February 20, 1987 through August 31, 2002

              Unaudited Condensed Statements of Cash Flows,              5
              for the six months ended August 31, 2002 and 2001 and for the period from inception on February 20, 1987 through August 31, 2002

              Notes to Unaudited Condensed Financial statements          6

              Item 2.  Management's  Discussion  and Analysis or         9
              Plan of Operation

              Item 3.  Controls and Procedures                           9

PART II.      Other Information                                          9

              Item 6.  Exhibits and Reports on Form 8-K                  9

Signatures                                                              10

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS



                                     ASSETS


                                                    August 31,    February 28,
                                                       2002           2002
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $        315   $      1,370
                                                    -----------    -----------
          Total Current Assets                              315          1,370
                                                    -----------    -----------
                                                   $        315   $      1,370
                                                   -------------  -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $      1,066   $          -
   Advance from a shareholder                               500            500
                                                    -----------    -----------
          Total Current Liabilities                       1,566            500
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $001 par value,
     5,000,000 shares authorized,
     no shares issued and outstanding                         -              -
   Common stock, $.001 par value,
     50,000,000 shares authorized,
     3,480,000 shares issued and
     outstanding                                          3,480          3,480
   Capital in excess of par value                        28,520         28,520
   Deficit accumulated during the
     development stage                                  (33,251)       (31,130)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)           (1,251)           870
                                                    -----------    -----------
                                                   $        315   $      1,370
                                                   -------------  -------------



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

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]


                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                    For the Three         For the Six    From Inception
                                    Months Ended         Months Ended    on February 20,
                                     August 31,           August 31,      1987 Through
                               -------------------- --------------------   August 31,
                                  2002       2001      2002       2001        2002
                               ---------- --------- ---------- --------- --------------
REVENUE                         $      -  $      -  $       -  $      -  $           -
                               ---------- --------- ---------- --------- --------------

EXPENSES:
   General and administrative      1,083     2,635      2,121     2,847         33,251
                               ---------- --------- ---------- --------- --------------
LOSS BEFORE INCOME
  TAXES                           (1,083)   (2,635)    (2,121)   (2,847)       (33,251)

CURRENT TAX EXPENSE                    -         -          -         -              -

DEFERRED TAX EXPENSE                   -         -          -         -              -
                               ---------- --------- ---------- --------- --------------

NET LOSS  $                       (1,083) $ (2,635) $  (2,121) $ (2,847) $     (33,251)
                               ========== ========= ========== ========= ==============

LOSS PER COMMON SHARE           $   (.00) $   (.00) $    (.00) $   (.00) $        (.03)
                               ========== ========= ========== ========= ==============

















    The accompanying notes are an integral part of these unaudited condensed financial statements.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        For the Six      From Inception
                                                       Months Ended      on February 20,
                                                        August 31,        1987 Through
                                                   ---------------------   August 31,
                                                      2002       2001         2002
                                                   ---------- ---------- --------------
Cash Flows From Operating Activities:
  Net loss                                         $   (2,121)$   (2,847)$     (33,251)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Changes in assets and liabilities:
      Increase (Decrease) in accounts payable           1,066      1,129         1,066
                                                   ---------- ---------- -------------
       Net Cash (Used) by Operating Activities         (1,055)    (1,718)      (32,185)
                                                   ---------- ---------- -------------

Cash Flows From Investing Activities                        -          -             -
                                                   ---------- ---------- -------------
       Net Cash Provided by Investing Activities            -          -             -
                                                   ---------- ---------- -------------

Cash Flows From Financing Activities:
  Advance from a shareholder                                -          -           500
  Proceeds from issuance of common stock                    -          -        32,000
                                                   ---------- ---------- -------------
       Net Cash Provided by Financing Activities            -          -        32,500
                                                   ---------- ---------- -------------
Net Increase (Decrease) in Cash                        (1,055)    (1,718)          315

Cash at Beginning of Period                             1,370      7,353             -
                                                   ---------- ---------- -------------

Cash at End of Period                              $      315 $    5,635 $         315
                                                   ========== ========== =============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                        $       -  $       - $           -
    Income taxes                                    $       -  $       - $           -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the six months ended August 31, 2002:
      None

   For the six months ended August 31, 2001:
      None


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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2002 audited financial statements. The results of operations for the periods ended August 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", were recently issued. SFAS No. 141, 142, 143, 144, 145 and 146 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                         APHRODITE SOFTWARE CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at August 31, 2002 and February 28, 2002.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At August 31, 2002, the Company has available unused operating loss carryforwards of approximately $33,000, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,900 and $10,600 as of August 31, 2002 and February 28, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $300 for the six months ended August 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the six months ended August 31, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                             For the Three           For the Six       From Inception
                                             Months Ended           Months Ended       on February 20,
                                              August 31,             August 31,         1987 Through
                                       ----------------------  ----------------------    August 31,
                                          2002        2001        2002        2001          2002
                                       ----------  ----------  ----------  ----------  --------------
      Loss from continuing operations
      available to common shareholders
      (numerator)                       $  (1,083) $   (2,635) $   (2,121) $   (2,847) $      (33,251)
                                       ----------  ----------  ----------  ----------  --------------

      Weighted average number of
      common shares outstanding used
      in loss per share for the period
      (denominator)                     3,480,000   3,480,000   3,480,000   3,480,000       1,029,708
                                       ----------  ----------  ----------  ----------  --------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations - Six Month periods Ended August 31, 2002 and 2001

The Company had no revenues from continuing operations for the six-month periods ended August 31, 2002 and 2001. Expenses were $2,121 for the six months ended August 31, 2002 and $2,847 for the same period in 2001. These expenses are attributable to the administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company. As a result of the foregoing factors, the Company realized a net loss of $2,121 for the six months ended August 31, 2002, and a net loss of $2,847 for the six months ended August 31, 2001. The Company continues to operate at a net loss of $33,251 from inception on February 20, 1987 through August 31, 2002.

Liquidity and Capital Resources

At August 31, 2002, the Company had a working capital deficit of $1,251. The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and there be no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Item 3.  Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 11, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended August 31, 2002.

Subsequent to October 11, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended August 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APHRODITE SOFTWARE CORPORATION



Date: October 17, 2002                    By: /s/ Jared Southwick,
                                          Chief Executive and Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

     In connection with the Quarterly Report of Aphrodite Software Corporation (the "Company") on Form 10-QSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Jared Southwick, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 17, 2002                    By: /s/ Jared Southwick,
                                          Chief Executive and Financial Officer

                                  CERTIFICATION

I, Jared Southwick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aphrodite Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 17, 2002                    /s/ Jared Southwick
                                          Chief Executive and Financial Officer